Form 10-K
period 2006-12-31
Institutional REIT, Inc.
filed 2007-03-27
CIK 1370434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE

SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the fiscal year ended December 31, 2006

Commission file number 333-136273

INSTITUTIONAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-4992451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(770) 449-7800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☐    No  ☒

The Registrant’s registration statement on Form S-11, as amended (SEC File No. 333-136273), was declared effective January 10, 2007. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

No shares of common stock of the Registrant were held by non-affiliates on June 30, 2006. As of April 4, 2006, the Registrant had issued 20,000 shares of common stock, all of which were held by an affiliate of the Registrant.

Documents Incorporated by Reference: None

INSTITUTIONAL REIT, INC.

SPECIAL REPORT ON FORM 10-K

INDEX

Page

Explanatory Note	1

Registrant’s Common Equity	2

Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2006	F-2
Consolidated Statement of Operations for the Period from July 21, 2006 (Inception) to December 31, 2006	F-3
Consolidated Statement of Stockholder’s Equity for the Period from July 21, 2006 (Inception) to December 31, 2006	F-4
Consolidated Statement of Cash Flows for the Period from July 21, 2006 (Inception) to December 31, 2006	F-5
Notes to Consolidated Financial Statements	F-6

Signatures

Exhibit Index
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Ex. 31.1
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Ex. 31.2
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002	Ex. 32.1

EXPLANATORY NOTE

On January 10, 2007, Institutional REIT, Inc. (the “Company”) launched its ongoing initial public offering of 250,000,000 shares of common stock, par value $0.01 per share, at a price of $10 per share. A detailed description of the offering is included in the registration statement on Form S-11, as amended (SEC File No. 333-136273, effective January 10, 2007).

Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, that upon effectiveness does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report should be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Company’s registration statement on Form S-11 (referenced above) did not contain the certified, year-end financial statements contemplated by Rule 15d-2; therefore, as required under the rule, the Company is hereby filing such certified financial statements with the Securities and Exchange Commission under cover of the facing page of an annual report on Form 10-K. The Company is also disclosing pursuant to NASD Conduct Rule 2710 the estimated value of its shares of common stock.

1

REGISTRANT’S COMMON EQUITY

The Company launched its initial public offering of 250,000,000 shares of common stock on January 10, 2007. As of March 15, 2007, the Company had not accepted any subscriptions for shares in its offering and had not purchased any properties. The Company must sell a minimum of 1,000,000 shares of common stock in its primary offering within one year of the commencement of this offering, or January 10, 2008; otherwise the Company will terminate this offering and promptly return funds to all subscribing investors with interest. Until the Company exceeds the minimum offering amount, funds from subscribing investors will be held in a separate escrow account by an independent third-party escrow agent, The Bank of New York. There is no established public trading market for the Company’s common stock. Under the Company’s charter, certain restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to participate in the Company’s ongoing public offering of common stock, the Company is required pursuant to NASD Conduct Rules to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells Capital will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company’s shares. For these purposes, Wells Capital’s estimated value of the shares is $10 per share as of December 31, 2006. The basis for this valuation is the fact that the current public offering price for the Company’s shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. The Company does not currently anticipate obtaining appraisals for the properties the Company will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Wells Capital expects to continue to use the current offering price of the Company’s shares as the estimated per-share value reported in the Company’s annual reports on Form 10-K until a period of 18 months has passed without the Company selling shares in a public equity offering. (The Company does not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Institutional Operating Partnership, L.P.)

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Institutional REIT, Inc.

We have audited the accompanying consolidated balance sheet of Institutional REIT, Inc. (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from July 21, 2006 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Institutional REIT, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the period from July 21, 2006 (Inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 16, 2007

INSTITUTIONAL REIT, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

Assets:
Cash and cash equivalents	$100,000
Prepaid expenses	244,154

Total assets	$344,154

Liabilities and Stockholder’s Equity:
Due to affiliate	$290,056

Total liabilities	290,056

Commitments and Contingencies	—

Minority Interest in Operating Partnership	53,557

Stockholder’s Equity:
Common stock, $0.01 par value; 1 billion shares authorized, 100 shares issued and outstanding	1
Additional paid-in capital	999
Accumulated deficit	(459)

Total stockholder’s equity	541

Total liabilities, minority interest, and stockholder’s equity	$344,154

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 21, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

Revenues	$—

Expenses:
General and administrative expenses	(45,902)

Loss before minority interest	(45,902)

Minority interest in loss of Operating Partnership	45,443

Net loss	$(459)

Per share information—basic and diluted:
Net loss allocated to common stockholders	$(4.59)

Weighted-average common shares outstanding—basic and diluted	100

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JULY 21, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, July 21, 2006 (inception)	—	$—	$—	$—	$—
Issuance of common stock	100	1	999	—	1,000
Net loss	—	—	—	(459)	(459)

Balance, December 31, 2006	100	$1	$999	$(459)	$541

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 21, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net loss	$(459)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(244,154)
Minority interest in loss of Operating Partnership	(45,443)

Net cash used in operating activities	(290,056)

Cash Flows from Financing Activities:
Due to affiliate	290,056
Issuance of common stock	1,000
Contribution from minority interest partner in operating partnership	99,000

Net cash provided by financing activities	390,056

Net increase in cash and cash equivalents	100,000
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$100,000

See accompanying notes.

INSTITUTIONAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1.	ORGANIZATION

Institutional REIT, Inc. (“Institutional REIT”) was formed in December 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Substantially all of Institutional REIT’s business is expected to be conducted through Institutional Operating Partnership, L.P. (“Institutional OP”), a Delaware limited partnership formed in June 2006. Institutional REIT is the sole general partner and owns 1% of the limited partner units of Institutional OP. Wells Capital, Inc., Institutional REIT’s advisor (the “Advisor”), is the only other limited partner of Institutional OP and has contributed $99,000 to Institutional OP for 9,900 limited partnership units therein. As of December 31, 2006, neither Institutional REIT nor Institutional OP has engaged in any active operations. Unless otherwise noted, references to Institutional REIT herein shall include Institutional REIT and Institutional OP.

Institutional REIT has executed an agreement with the Advisor (the “Advisory Agreement”), under which the Advisor will perform certain key functions on behalf of Institutional REIT, including, among others, the investment of capital proceeds and management of day-to-day operations.

Institutional REIT expects to engage in the acquisition and ownership of commercial real properties, throughout the United States, including properties that are under construction, are newly constructed or have operating histories. Institutional REIT may invest in office buildings, shopping centers, other commercial and industrial properties or other real estate properties. All such properties may be acquired directly or through joint ventures with real estate investment entities sponsored by the Advisor, affiliates of the Advisor, or other third parties.

As of December 31, 2006, Institutional REIT has neither purchased nor contracted to purchase any assets, nor has the Advisor identified any assets in which there is a reasonable probability that Institutional REIT will invest.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Institutional REIT have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and shall include the accounts of any variable interest entity (“VIE”) in which Institutional REIT or its subsidiaries are deemed the primary beneficiary. With respect to entities that are not VIEs, Institutional REIT’s consolidated financial statements shall also include the accounts of any entity in which Institutional REIT or its subsidiaries own a controlling financial interest and any limited partnership in which Institutional REIT or its subsidiaries own a controlling general partnership interest. In determining whether a controlling interest exists, Institutional REIT considers, among other factors, the ownership of voting interests, protective rights and participatory rights of the investors.

Institutional REIT owns a controlling general partnership interest in Institutional OP, as the limited partners of Institutional OP may not remove the general partner with or without cause. Accordingly, Institutional REIT’s consolidated financial statements include the accounts of Institutional OP. The financial statements of Institutional OP are prepared using accounting policies consistent with those used by Institutional REIT. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Institutional REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Institutional REIT’s cash balances as of December 31, 2006.

Common Stock

The par value of Institutional REIT’s issued and outstanding shares of common stock is classified as common stock in the accompanying consolidated balance sheet, with the remaining net proceeds from the sale of the shares allocated to additional paid-in capital.

Prepaid Expenses

Prepaid expenses, which is primarily comprised of prepaid directors and officers insurance, will be expensed as incurred. Balances without future economic benefit are written off as they are identified.

Independent Director Compensation

Institutional REIT will pay each of the independent directors an annual retainer of $18,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit committee meeting attended (except that the committee chairman will be paid $3,000 for each meeting attended in person), (iii) $250 for each special board meeting attended (whether held in person or by telephone conference), and (iv) $1,500 for all other committee meetings attended (except that the committee chairman will be paid $2,000 for each committee meeting attended in person). When a committee meeting follows a board meeting, an additional fee will not always be paid for attending the committee meeting. All directors will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the period from July 21, 2006 (Inception) through December 31, 2006, Institutional REIT had incurred independent director fees of approximately $15,400.

Earnings per Share

Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period.

Income Taxes

Institutional REIT is organized as a C Corporation for the period ended December 31, 2006 and, accordingly, is subject to federal income taxes for the period presented. Institutional REIT accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

Institutional REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable period ending December 31, 2007. To qualify as a REIT, Institutional REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to stockholders. As a REIT, Institutional REIT generally will not be subject to federal income tax on taxable income that it distributes to stockholders. If Institutional REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Institutional REIT relief under certain statutory provisions.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, and is effective for Institutional REIT beginning December 31, 2006. The adoption of this statement did not have a material effect on Institutional REIT’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 will be effective for Institutional REIT beginning January 1, 2007. Institutional REIT is currently assessing the provisions and evaluating the financial statement impact of FIN 48 on its consolidated financial statements.

3.	RELATED PARTY TRANSACTIONS

Advisory Agreement

Institutional REIT has executed an Advisory Agreement that entitles the Advisor to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations. The Advisory Agreement became effective on January 10, 2007, the date the SEC declared effective the registration statement for Institutional REIT’s initial public offering.

Under the terms of the Advisory Agreement, organization and offering costs are incurred by the Advisor on behalf of Institutional REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Upon raising at least $10.0 million from the sale of common stock to the public in its initial public offering, Institutional REIT will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.0% of total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds or if Institutional REIT does not raise at least $10.0 million in its initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be incurred by the Advisor and not by Institutional REIT. As of December 31, 2006, the Advisor has incurred aggregate organization and offering expenses on behalf of Institutional REIT of approximately $1.2 million.

Institutional REIT will pay an asset management fee to the Advisor for services related to formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties. Under the terms of the Advisory Agreement, Institutional REIT will pay a monthly asset management fee equal to one-twelfth of 0.50% of the sum of the costs of all investments made on behalf of Institutional REIT. Additionally, Institutional REIT will reimburse the Advisor for all costs and expenses the latter incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of the Advisor’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the services they provide. The Advisor will allocate its reimbursable costs of providing these services among Institutional REIT and the various affiliated entities of Wells Real Estate Funds, Inc. based on time spent on each entity by individual personnel or other reasonable allocation methodology.

Institutional REIT will pay a fee to the Advisor for services related to the acquisition and disposition of investment properties. Institutional REIT will pay the Advisor acquisition fees equal to 1.5% of the costs of investments acquired by Institutional REIT, including acquisition expenses and any debt attributable to such investments. These acquisition fees serve as compensation for services the Advisor will render in connection with the investigation, selection and acquisition of properties. Institutional REIT will pay the acquisition fees at the time a property is acquired. In addition to this acquisition fee, Institutional REIT may also incur customary third-party acquisition expenses in connection with the acquisition (or attempted acquisition) of a property. Additionally, when Institutional REIT sells a property, it will pay the Advisor a fee equal to 1.0% of the contract price for the property sold. As of December 31, 2006, the Advisor has not earned any such fees with regard to Institutional REIT.

The Advisor may also earn success-based fees in connection with the listing of Institutional REIT’s shares of common stock or the sale of Institutional REIT’s assets. If Institutional REIT sells properties and receives proceeds enabling it to distribute to stockholders all of the capital stockholders invested plus an amount sufficient to provide stockholders with a cumulative, non-compounded return of 9.0%, the Advisor will be entitled to an incentive fee. This incentive fee will equal 8.0% of the net sales proceeds remaining only after Institutional REIT has made the distributions providing shareholders a complete return of capital and the 9.0% return. The Advisor may be entitled to a similar fee if the Advisory Agreement is terminated and the Advisor would have been entitled to participation in net sale proceeds had the portfolio been liquidated on the date of termination. Furthermore, if Institutional REIT lists its shares on a national securities exchange, the Advisor will be entitled to a fee. This fee will only be payable if the market value of Institutional REIT’s outstanding stock plus distributions paid prior to listing exceeds the sum of the amount of capital stockholders invested plus the amount that would be required to be paid to stockholders to provide a cumulative, non-compounded return of 9%. The fee would equal 8.0% of that excess and would be offset by any incentive fees previously paid. Further, if Institutional REIT pays this fee following a listing of shares, it will not be obligated to pay any further incentive fees to the Advisor. As of December 31, 2006, the Advisor has not earned any such fees with regard to Institutional REIT.

The Advisory Agreement is intended to have a two-year term that began on January 10, 2007 and may be renewed for an unlimited number of successive two-year periods upon mutual consent of the Advisor and Institutional REIT. Institutional REIT will be able to terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Institutional REIT terminates the Advisory Agreement, Institutional REIT will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Dealer-Manager Agreement

Institutional REIT has executed a dealer-manager agreement, whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of the Advisor, will perform the dealer-manager function for Institutional REIT. For these services, WIS shall earn a fee of 1.0% of the gross offering proceeds from the sale of the shares of Institutional REIT.

WIS plans to use Integrity Investments, Inc. (“Integrity”), a member firm of the National Association of Securities Dealers, Inc., as the primary participating broker dealer for Institutional REIT’s best efforts offering. In return for Integrity’s professional sales services, WIS will reallow up to 0.25% of its 1.00% total dealer-manager fee to Integrity. If another participating broker dealer is involved with a sale, WIS will reallow up to an additional 0.25% of its 1.00% total dealer manager fee to that participating broker dealer.

In addition to the 1.0% total dealer-manager fee, commencing twelve months from the date of sale, deferred sales commissions will become payable to WIS at an annual rate of 0.50% over a period of up to 12 years, of which, up to 0.25% will be reallowed to Integrity over the same twelve-year period. If another participating broker dealer is involved in a particular sale, WIS will reallow up to an additional 0.25% of the total 0.50% annual rate deferred sales commission to that participating broker dealer over the same period of up to 12 years. The payment of deferred sales commissions will cease upon the listing of Institutional REIT’s common stock on a national securities exchange or upon the commencement of a liquidation plan approved by Institutional REIT’s board of directors.

Dealer-manager fees apply only to the sale of shares in the primary offering and do not apply to the sale of shares under the Dividend Reinvestment Plan. Dealer-manager fees are recorded when incurred, based on the sale of Institutional REIT’s shares of common stock, as a reduction to additional paid-in capital. As of December 31, 2006, WIS has not earned any such fees with regard to Institutional REIT.

Due to Affiliate

As of December 31, 2006, due to affiliate represents amounts due to the Advisor for operating expenditures funded on behalf of Institutional REIT pursuant to the Advisory Agreement. Institutional REIT intends to repay this amount upon commencing active operations.

Conflicts of Interest

The Advisor also is a general partner or advisor in various other entities affiliated with Wells Real Estate Funds. As such, in connection with serving as a general partner or advisor for various other entities affiliated with Wells Real Estate Funds, the Advisor may encounter conflicts of interests with regard to allocating human resources and making decisions related to investments, operations and disposition related activities for Institutional REIT and Wells Real Estate Funds.

Additionally, four members of the board of Institutional REIT also serve on the board of three other REITs sponsored by the Advisor and may encounter certain conflicts of interest regarding investment and operations decisions.

4.	MINORITY INTEREST

On July 21, 2006, Institutional OP issued 9,900 common units to the Advisor for $99,000, which represents a 99% limited partnership interest therein. The Advisor’s interest in Institutional OP is reflected as minority interest in operating partnership in the accompanying consolidated balance sheet. Minority interest in loss of operating partnership in the consolidated statement of operations represents the net loss allocated to the Advisor based on its economic ownership percentage of Institutional OP.

5.	STOCKHOLDER’S EQUITY

General

As of December 31, 2006, Institutional REIT had issued 100 shares of common stock to the Advisor.

Institutional REIT’s charter authorizes it to issue 1,010,000,000 shares of capital stock, consisting of 1,000,000,000 common shares and 10,000,000 preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.

Institutional REIT is authorized to issue one or more series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of December 31, 2006, Institutional REIT had issued no shares of preferred stock.

Independent Director Stock Option Plan

Institutional REIT has adopted an independent director stock option plan, which will be used to attract and retain qualified independent directors, subject to certain limitations. A total of 100,000 shares of common stock will be authorized and reserved for issuance under the independent director stock option plan.

In addition to cash compensation, as long as certain requirements are met and upon the appointment of an independent director to Institutional REIT’s board, each director will receive a grant of options to purchase 2,500 shares of Institutional REIT’s common stock. Institutional REIT expects the initial grant of options to be anti-dilutive with an exercise price of $12.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of Institutional REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date of grant. Fair market value is generally defined to mean (1) the closing sales price on the immediately preceding date on which sales were reported if the shares are listed on a securities exchange or are traded over the Nasdaq Global Market or (2) the mean between the bid and offered prices as quoted by Nasdaq for such immediately preceding trading date if the shares are not listed on a securities exchange or traded over the Nasdaq Global Market. However, if the conflicts committee of the board of directors determines that the fair market value of Institutional REIT’s shares is not properly reflected by such Nasdaq quotations, or if its shares are not quoted by Nasdaq, then the conflicts committee will determine fair market value in good faith.

No option issued may be exercised if such exercise would jeopardize Institutional REIT’s status as a REIT under the Internal Revenue Code. Institutional REIT may not grant options at any time when the issuance of the shares underlying the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to its advisor, directors, officers or any of their affiliates, would exceed 10% of Institutional REIT’s outstanding shares. The independent directors may not sell, pledge, assign or transfer their options other than by will or the laws of descent and distribution. As of December 31, 2006, Institutional REIT had not issued any options to purchase shares of common stock under this plan.

Long-Term Incentive Plan

Institutional REIT has adopted a long-term incentive plan, which will be used to attract and retain qualified employees, advisors and consultants, as applicable, subject to certain limitations. A total of 750,000 shares of common stock will be authorized and reserved for issuance under the long-term incentive plan.

The exercise price for the options shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the option is granted. Fair market value for this plan will be determined in the same manner as under the Independent Director Stock Option Plan. The conflicts committee of the board of directors will conduct the general administration of the plan. The conflicts committee is authorized to grant “non-qualified” stock options to selected employees of the Advisor and Wells Management Company, Inc. based upon the recommendation of the Advisor and subject to the absolute discretion of the conflicts committee and applicable limitations of the plan.

No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize Institutional REIT’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under Institutional REIT’s charter. Furthermore, Institutional REIT may not grant options at any time when the issuance of the shares underlying the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to the Advisor, its directors, officers or any affiliates, would exceed 10% of Institutional REIT’s outstanding shares. As of December 31, 2006, Institutional REIT had not issued any options to purchase shares of common stock under this plan.

Dividend Reinvestment Plan

Institutional REIT has adopted a dividend reinvestment plan (the “DRP”), through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into shares of Institutional REIT’s common stock in lieu of receiving cash distributions. The purchase price per share will be the higher of $10.00 or 100% of the estimated value of a share of our common stock, as estimated by the Advisor or another firm chosen for the purpose of estimating the value of Institutional REIT’s common stock. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Institutional REIT’s common stock.

Share Redemption Program

The board of directors of Institutional REIT anticipates adopting a share redemption program that may enable stockholders to sell their shares back to Institutional REIT, subject to certain limitations. Under the terms of the proposed share redemption plan, a stockholder could present all or any portion of such stockholder’s common stock for repurchase under the program only if such request relates to the shares beneficially owned by a trust and the trust has dissolved other than at the discretion of the trustee or grantor of the trust or on the account of the passage of time if the trust agreement called for the dissolution of the trust prior to 2018. Institutional REIT would repurchase shares under the share redemption program at the price at which it sold the shares. Institutional REIT would not be obligated to redeem in any calendar year more than 10% of the weighted average number of shares outstanding in the prior calendar year.

6.	INCOME TAX BASIS NET LOSS

Institutional REIT’s income tax basis net loss for the period from July 21, 2006 (Inception) through December 31, 2006 is as follows:

Net loss, GAAP basis	$(459)
Increase in net loss resulting from:
Expenses for financial reporting purposes in excess of expenses for income tax purposes	459

Net loss, income tax basis	$—

For income tax purposes, all of the expenses incurred by Institutional REIT to date are characterized as start-up and organization costs and, accordingly have been capitalized. Institutional REIT will become eligible to amortize these costs over 15 years beginning at the point at which it commences active operations. As Institutional REIT intends to elect to be taxed as a REIT beginning with the year ended December 31, 2007, and REITs are generally not subject to federal income taxes to the extent that their taxable income is distributed to their stockholders, management does not believe that Institutional REIT’s deferred tax asset will be realized. Accordingly, Institutional REIT has provided a valuation allowance for the entire amount of its deferred tax asset. The components of Institutional REIT’s deferred tax asset, net, as of December 31, 2006 are provided below:

Start-up and organization costs capitalized for income tax purposes	$87
Valuation allowance	(87)

Deferred tax asset, net	$—

As of December 31, 2006, the tax basis carrying value of Institutional REIT’s total assets was $3,901.

7.	QUARTERLY RESULTS

Presented below is a summary of the unaudited quarterly financial information for the period from July 21, 2006 (Inception) through December 31, 2006:

	July 21, 2006 (Inception) through September 30, 2006	Fourth Quarter 2006
Revenues	$—	$—
Net loss	$(59)	$(400)
Basic and diluted net loss per share	$(0.59)	$(4.00)
Dividends per share	$—	$—

8.	ECONOMIC DEPENDENCY

Institutional REIT has engaged the Advisor and WIS to provide certain services essential to Institutional REIT, including asset management services, supervision of the management and leasing of some properties owned by Institutional REIT, asset acquisition and disposition services, the sale of shares of Institutional REIT’s common stock, as well as other administrative responsibilities for Institutional REIT, including accounting services, stockholder communications, and investor relations. As a result of these relationships, Institutional REIT is dependent upon the Advisor and WIS.

The Advisor and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of the Advisor, WIS and Wells Management Company, Inc., a property manager that Institutional REIT may engage to manage some or all of its properties, represent substantially all of the business of WREF. Accordingly, Institutional REIT focuses on the financial condition of WREF when assessing the financial condition of the Advisor and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Institutional REIT might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by the Advisor and its affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of WREF sponsored investment products and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs as well as dividend income earned from equity interests in another REIT. As of December 31, 2006, Institutional REIT believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

9.	COMMITMENTS AND CONTINGENCIES

Institutional REIT is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against Institutional REIT.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March 2007.

Institutional REIT, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ LEO F. WELLS, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 26, 2007

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	March 26, 2007

/s/ E. NELSON MILLS E. Nelson Mills	Independent Director	March 26, 2007

/s/ WESLEY E. CANTRELL Wesley E. Cantrell	Independent Director	March 26, 2007

/s/ CHARLES R. BROWN Charles R. Brown	Independent Director	March 26, 2007

EXHIBIT INDEX

The following exhibits are filed as part of this special financial report on Form 10-K:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002