Form 10-Q
period 2007-03-31
Institutional REIT, Inc.
filed 2007-05-10
CIK 1370434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-136273

INSTITUTIONAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-4992451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway

Norcross, Georgia 30092

(Address of principal executive offices)

(Zip Code)

(770) 449-7800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s only

class of common stock, as of April 30, 2007: 100 shares

FORM 10-Q

INSTITUTIONAL REIT, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	5

	Consolidated Statement of Operations for the Three Months Ended March 31, 2007 (unaudited)	6

	Consolidated Statements of Stockholder’s Equity (Deficit) for the Period from July 21, 2006 (inception) through December 31, 2006 and for the Three Months Ended March 31, 2007 (unaudited)	7

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 (unaudited)	8

	Condensed Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Institutional REIT, Inc. (“Institutional REIT,” the “Registrant,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Part II, Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholder’s equity (deficit), and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Institutional REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Institutional REIT’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

INSTITUTIONAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$900,000	$100,000
Prepaid expenses	183,395	244,154

Total assets	$1,083,395	$344,154

Liabilities:
Due to affiliate	$344,751	$290,056
Note payable to affiliate	800,000	—

Total liabilities	1,144,751	290,056

Commitments and Contingencies	—	—

Minority Interest in Operating Partnership	—	53,557

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value; 1 billion shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	999	999
Accumulated deficit	(62,356)	(459)

Total stockholder’s equity (deficit)	(61,356)	541

Total liabilities, minority interest, and stockholder’s equity (deficit)	$1,083,395	$344,154

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited) Three Months Ended March 31, 2007
Revenues	$—

Expenses:
General and administrative	(115,454)

Loss before minority interest	(115,454)

Minority interest in loss of Operating Partnership	53,557

Net loss	$(61,897)

Per-share information – basic and diluted:
Net loss allocated to common stockholder	$(618.97)

Weighted-average common shares outstanding – basic and diluted	100

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

AND FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, July 21, 2006 (inception)	—	$—	$—	$—	$—

Issuance of common stock	100	1	999	—	1,000
Net loss	—	—	—	(459)	(459)

Balance, December 31, 2006	100	1	999	(459)	541

Net loss	—	—	—	(61,897)	(61,897)

Balance, March 31, 2007	100	$1	$999	$(62,356)	$(61,356)

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) Three Months Ended March 31, 2007
Cash Flows from Operating Activities:
Net loss	$(61,897)
Adjustment to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	60,759
Minority interest in loss of Operating Partnership	(53,557)

Net cash used in operating activities	(54,695)

Cash Flows from Financing Activities:
Due to affiliate	54,695
Note payable to affiliate	800,000

Net cash provided by financing activities	854,695

Net increase in cash and cash equivalents	800,000
Cash and cash equivalents, beginning of period	100,000

Cash and cash equivalents, end of period	$900,000

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

1.	ORGANIZATION

Institutional REIT, Inc. (“Institutional REIT”) was formed in December 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) commencing with the tax year ending December 31, 2007. Substantially all of Institutional REIT’s business is expected to be conducted through Institutional Operating Partnership, L.P. (“Institutional OP”), a Delaware limited partnership formed in June 2006. Institutional REIT is the sole general partner and owns 1% of the limited partner units of Institutional OP. Wells Capital, Inc., Institutional REIT’s external advisor, (the “Advisor”) is the only other limited partner of Institutional OP and has contributed $99,000 to Institutional OP in exchange for 9,900 limited partnership units. As of March 31, 2007, neither Institutional REIT nor Institutional OP has engaged in any active operations. Unless otherwise noted, references to Institutional REIT herein shall include Institutional REIT and Institutional OP.

Institutional REIT executed an agreement with the Advisor on December 27, 2006 (the “Advisory Agreement”), under which the Advisor will perform certain key functions on behalf of Institutional REIT, including, among others, the investment of capital proceeds and management of day-to-day operations.

Institutional REIT expects to engage in the acquisition and ownership of commercial real properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. Institutional REIT may invest in office buildings, shopping centers, other commercial and industrial properties or other real estate properties. All such properties may be acquired directly or through joint ventures with real estate investment entities sponsored by the Advisor, affiliates of the Advisor, or other third parties.

As of March 31, 2007, Institutional REIT has neither purchased nor contracted to purchase any assets, nor has the Advisor identified any assets in which there is a reasonable probability that Institutional REIT will invest.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Institutional REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such period. Results for the interim period are not necessarily indicative of results for a full year. Institutional REIT’s consolidated financial statements shall include the accounts of any variable interest entity (“VIE”) in which Institutional REIT or its subsidiaries are deemed the primary beneficiary. With respect to entities that are not VIEs, Institutional REIT’s consolidated financial statements shall also include the accounts of any entity in which Institutional REIT or its subsidiaries own a controlling financial interest and any limited partnership in which Institutional REIT or its subsidiaries own a controlling general partnership interest. In determining whether a controlling interest exists, Institutional REIT considers, among other factors, the ownership of voting interests, protective rights and participatory rights of the investors.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Institutional REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Institutional REIT’s cash balances as of March 31, 2007.

Prepaid Expenses

Prepaid expenses primarily represent prepayment of directors and officers insurance premiums, which will be expensed in the periods to which the service relates. Balances without future economic benefit are written off as they are identified.

Financial Instruments

Institutional REIT considers its cash and cash equivalents and note payable to affiliate to meet the definition of financial instruments. As of March 31, 2007, the carrying values of cash and cash equivalents and note payable to affiliate approximated their respective fair values.

Independent Director Compensation

Institutional REIT pays each of its independent directors an annual retainer of $18,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended in person), (iii) $250 for each special board meeting attended (whether held in person or by telephone conference), and (iv) $1,500 for all other committee meetings attended (except that the committee chairman is paid $2,000 for each committee meeting attended in person). When a committee meeting follows a board meeting, an additional fee will not always be paid for attending the committee meeting. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the three months ended March 31, 2007, Institutional REIT had incurred independent director fees of approximately $28,500.

Income Taxes

Institutional REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and intends to operate as such beginning with its taxable year ending December 31, 2007. To qualify as a REIT, Institutional REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined in the Code, to stockholders. As a REIT, Institutional REIT generally will not be subject to federal income tax on income that it distributes to stockholders. If Institutional REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate income tax rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Institutional REIT relief under certain statutory provisions.

Institutional REIT was organized as a C Corporation for the period ended December 31, 2006 and, accordingly, was subject to federal income taxes. Institutional REIT accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for based upon the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax laws and the tax rates expected to be in effect when such taxes are incurred or recovered. Deferred tax expenses or benefits are recognized in the financial statements according to the changes in deferred assets or liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets, or portions thereof, will not be realized.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. Institutional REIT adopted FIN 48 on January 1, 2007 and concluded that its adoption did not have a material effect on Institutional REIT’s consolidated financial statements. Institutional REIT expects to record interest and penalties related to uncertain tax positions, if any, as general and administrative expense. As of March 31, 2007, Institutional REIT had filed for extensions for its federal and state tax returns for the 2006 tax year. Once filed, Institutional REIT’s tax returns will be subject to examination by U.S. and various state tax authorities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Institutional REIT beginning January 1, 2008. Institutional REIT is currently assessing the provisions and evaluating the financial impact of SFAS 157 on its consolidated financial statements.

3.	RELATED PARTY TRANSACTIONS

Advisory Agreement

Institutional REIT has executed an Advisory Agreement that entitles the Advisor to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

Under the terms of the Advisory Agreement, organization and offering costs are incurred by the Advisor on behalf of Institutional REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Upon raising at least $10.0 million from the sale of common stock to the public in its initial public offering, Institutional REIT will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.0% of total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds or if Institutional REIT does not raise at least $10.0 million in its initial public offering on or before January 10, 2008, offering costs will be incurred by the Advisor and not by Institutional REIT. As of March 31, 2007, the Advisor has incurred aggregate organization and offering expenses on behalf of Institutional REIT of approximately $1.2 million.

Institutional REIT will pay an asset management fee to the Advisor for services related to formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties. Under the terms of the Advisory Agreement, Institutional REIT will pay a monthly asset management fee equal to one-twelfth of 0.50% of the sum of the costs of all investments made on behalf of Institutional REIT. Additionally, Institutional REIT will reimburse the Advisor for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of the Advisor’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the services they provide. The Advisor will allocate its reimbursable costs of providing these services among Institutional REIT and the various affiliated entities of Wells Real Estate Funds, Inc. based on time spent on each entity by individual personnel or other reasonable allocation methodology.

Institutional REIT will pay a fee to the Advisor for services related to the acquisition and disposition of investment properties. Institutional REIT will pay the Advisor acquisition fees equal to 1.5% of the costs of investments acquired by Institutional REIT, including acquisition expenses and any debt attributable to such investments. These acquisition fees serve as compensation for services the Advisor will render in connection with the investigation, selection and acquisition of properties. Institutional REIT will pay the acquisition fees at the time a property is acquired. In addition to this acquisition fee, Institutional REIT may also incur customary third-party acquisition expenses in connection with the acquisition (or attempted acquisition) of a property. Additionally, when Institutional REIT sells a property, it will pay the Advisor a fee equal to 1.0% of the contract price for the property sold. As of March 31, 2007, the Advisor has not earned any asset management, acquisition or disposition fees with regard to Institutional REIT.

The Advisor may also earn success-based fees in connection with the listing of Institutional REIT’s shares of common stock or the sale of Institutional REIT’s assets. If Institutional REIT sells properties and receives proceeds enabling it to distribute to stockholders all of the capital stockholders invested plus an amount sufficient to provide stockholders with a cumulative, non-compounded annual return of 9.0%, the Advisor will be entitled to an incentive fee. This incentive fee will equal 8.0% of the net sales proceeds remaining only after Institutional REIT has made the distributions providing shareholders a complete return of capital and the 9.0% annual return. The Advisor may be entitled to a similar fee if the Advisory Agreement is terminated and the Advisor would have been entitled to participation in net sale proceeds had the portfolio been liquidated on the date of termination. Furthermore, if Institutional REIT lists its shares on a national securities exchange, the Advisor will be entitled to a fee. This fee will only be payable if the market value of Institutional REIT’s outstanding stock plus distributions paid prior to listing exceeds the sum of the amount of capital stockholders invested plus the amount that would be required to be paid to stockholders to provide a cumulative, non-compounded annual return of 9%. The fee would equal 8.0% of that excess and would be offset by any incentive fees previously paid. Further, if Institutional REIT pays this fee following a listing of shares, it will not be obligated to pay any further incentive fees to the Advisor. As of March 31, 2007, the Advisor has not earned any such fees with regard to Institutional REIT.

The Advisory Agreement has a two-year term that began on December 27, 2006 and may be renewed for an unlimited number of successive two-year periods upon mutual consent of the Advisor and Institutional REIT. Institutional REIT will be able to terminate the Advisory Agreement without penalty upon 60 days’ written notice. If Institutional REIT terminates the Advisory Agreement, Institutional REIT will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Dealer-Manager Agreement

Institutional REIT has executed a dealer-manager agreement whereby Wells Investment Securities, Inc. (“WIS”), an affiliate of the Advisor, will perform the dealer-manager function for Institutional REIT. For these services, WIS shall earn a fee of 1.0% of the gross offering proceeds from the sale of the shares of Institutional REIT.

WIS plans to use Integrity Investments, Inc. (“Integrity”), a member firm of the National Association of Securities Dealers, Inc., as the primary participating broker dealer for Institutional REIT’s best efforts offering. In return for Integrity’s professional sales services, WIS will reallow up to 25% of its dealer-manager fee to Integrity. If another participating broker dealer is involved with a sale, WIS will reallow up to an additional 25% of its dealer-manager fee to that participating broker dealer.

In addition to the dealer-manager fee discussed above, commencing twelve months from the date of sale of a share, deferred sales commissions will become payable to WIS at an annual rate of 0.50% of the price paid to acquire the share over a period of up to 12 years, of which, up to 50% of the deferred sales commission will be reallowed to Integrity over the same twelve-year period. If another participating broker dealer is involved in a particular sale, WIS will reallow up to an additional 50% of the deferred sales commissions attributable to that participating broker dealer over the same period of up to 12 years. The payment of deferred sales commissions will cease upon the listing of Institutional REIT’s common stock on a national securities exchange or upon the commencement of a liquidation plan approved by Institutional REIT’s board of directors.

Dealer-manager fees apply only to the sale of shares in the primary offering and do not apply to the sale of shares under the dividend reinvestment plan. Dealer-manager fees are recorded when incurred, based on the sale of Institutional REIT’s shares of common stock, as a reduction to additional paid-in capital. As of March 31, 2007, WIS has not earned any such fees with regard to Institutional REIT.

Due to Affiliate

As of March 31, 2007, due to affiliate represents amounts due to the Advisor for general and administrative expenditures funded on behalf of Institutional REIT pursuant to the Advisory Agreement. The amounts funded by the Advisor on behalf of the Institutional REIT for general and administrative expenditures are non-interest bearing and have no specific maturity date; however, Institutional REIT intends to repay this amount upon commencing active operations.

Note Payable to Affiliate

As of March 31, 2007, note payable to affiliate represents a promissory note payable to the Advisor that bears interest at an annual rate of 6.35% and matures on March 28, 2008. Institutional REIT may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

Conflicts of Interest

The Advisor also is a general partner or advisor in various other entities sponsored by Wells Real Estate Funds. As such, in connection with serving as a general partner or advisor for these other entities, the Advisor may encounter conflicts of interest with regard to allocating resources and making decisions related to investments, operations and dispositions for Institutional REIT and these other Wells-sponsored entities.

Additionally, certain members of the board of Institutional REIT also serve on the boards of one or more other REITs sponsored by the Advisor and, accordingly, may encounter certain conflicts of interest regarding investment and operations decisions.

4.	MINORITY INTEREST

On July 21, 2006, Institutional OP issued 9,900 limited partnership units to the Advisor for $99,000, which represents a 99% limited partnership interest therein. The Advisor’s interest in Institutional OP is reflected as minority interest in operating partnership in the accompanying consolidated balance sheets. Minority interest in loss of operating partnership in the consolidated statement of operations represents the net loss allocated to the Advisor based on its economic ownership percentage of Institutional OP, subject to the limitations described below.

Per the terms of Institutional OP’s limited partnership agreement, losses shall not be allocated to a limited partner to the extent that such allocation would cause a deficit in a limited partner’s capital account. Any losses in excess of this limitation shall be allocated to the general partner. For the three months ended March 31, 2007, approximately $54,000 of minority interest in loss of operating partnership was allocated to the Advisor, which reduced its minority interest in Institutional OP to $0. As such, Institutional REIT, as the general partner, absorbed the remaining net loss of approximately $62,000.

5.	STOCKHOLDER’S EQUITY

General

As of March 31, 2007, Institutional REIT had issued 100 shares of common stock to the Advisor.

Institutional REIT’s charter authorizes it to issue 1,010,000,000 shares of capital stock, consisting of 1,000,000,000 common shares and 10,000,000 preferred shares, each as defined by the charter. The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions (subject to any preferential rights of any shares of preferred stock that may be issued in the future) as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.

Institutional REIT is authorized to issue one or more series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of March 31, 2007, Institutional REIT had issued no shares of preferred stock.

Independent Director Stock Option Plan

Institutional REIT has adopted an independent director stock option plan, which will be used to attract and retain qualified independent directors, subject to certain limitations. A total of 100,000 shares of common stock are authorized and reserved for issuance under the independent director stock option plan.

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

No option issued may be exercised if such exercise would jeopardize Institutional REIT’s status as a REIT under the Internal Revenue Code. Institutional REIT may not grant options at any time when the issuance of the shares underlying the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to its advisor, directors, officers or any of their affiliates, would exceed 10% of Institutional REIT’s outstanding shares. The independent directors may not sell, pledge, assign or transfer their options other than by will or the laws of descent and distribution. As of March 31, 2007, Institutional REIT had not issued any options to purchase shares of common stock under this plan.

Long-Term Incentive Plan

Institutional REIT has adopted a long-term incentive plan, which will be used to attract and retain qualified employees, advisors and consultants, as applicable, subject to certain limitations. A total of 750,000 shares of common stock are authorized and reserved for issuance under the long-term incentive plan. Awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards and other stock-based awards.

The exercise price for options granted under the plan will be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the option is granted. Fair market value for this plan will be determined in the same manner as under the Independent Director Stock Option Plan. The conflicts committee of the board of directors will conduct the general administration of the plan. The conflicts committee is authorized to grant “non-qualified” stock options to selected employees of the Advisor and Wells Management Company, Inc. based upon the recommendation of the Advisor and subject to the absolute discretion of the conflicts committee and applicable limitations of the plan.

The maximum number of shares of common stock with respect to awards made under the long-term incentive plan when added to the number of shares of common stock subject to other awards outstanding and the number of shares of common stock previously issued with respect to awards granted under the long-term incentive plan shall not exceed 10% of Institutional REIT’s outstanding common stock on a fully diluted basis as of such date; provided, however, that such number of shares may not exceed 750,000 shares subject to certain provisions allowing for adjustment for changes in Institutional REIT’s capital structure. As of March 31, 2007, Institutional REIT had not granted any awards under the plan, and Institutional REIT had no timetable for the grant of any awards under the long-term incentive plan.

Dividend Reinvestment Plan

Institutional REIT has adopted a dividend reinvestment plan (the “DRP”) through which stockholders may elect to reinvest an amount equal to the dividends declared on their shares of common stock into additional shares of Institutional REIT’s common stock in lieu of receiving cash distributions. The purchase price per share will be the higher of $10.00 or 100% of the estimated value of a share of Institutional REIT’s common stock, as estimated by the Advisor or another firm chosen for the purpose of estimating the value of Institutional REIT’s common stock. Participants in the DRP may purchase fractional shares so that 100% of the distributions may be used to acquire additional shares of Institutional REIT’s common stock.

Share Redemption Program

The board of directors of Institutional REIT anticipates adopting a share redemption program that may enable stockholders that meet the requirements below to sell their shares back to Institutional REIT, subject to certain limitations. Under the terms of the proposed share redemption program, a stockholder could present all or any portion of such stockholder’s common stock for repurchase under the program only if such request relates to the shares beneficially owned by a trust and the trust has dissolved other than (i) at the discretion of the trustee or grantor of the trust or (ii) on the account of the passage of time if the trust agreement called for the dissolution of the trust prior to 2018. Institutional REIT would repurchase shares under the share redemption program at the then-current price per share at which Institutional REIT is selling shares or, if Institutional REIT is not then conducting a public offering, at the fair market value of a share of common stock. Institutional REIT would not be obligated to redeem in any calendar year more than 10% of the weighted-average number of shares outstanding in the prior calendar year. Even if adopted, Institutional REIT could later amend, suspend or terminate the proposed share redemption program upon 30 days’ notice. Institutional REIT will not adopt the program during its ongoing primary offering or any subsequent primary offering unless the SEC grants it exemptive relief from restrictions on issuer repurchases during a distribution.

6.	ECONOMIC DEPENDENCY

Institutional REIT has engaged the Advisor and WIS to provide certain services essential to Institutional REIT, including asset management services, supervision of the management and leasing of some properties Institutional REIT may acquire, asset acquisition and disposition services, the sale of shares of Institutional REIT’s common stock, as well as other administrative responsibilities for Institutional REIT, including accounting services, stockholder communications, and investor relations. As a result of these relationships, Institutional REIT is dependent upon the Advisor and WIS.

The Advisor and WIS are owned and controlled by Wells Real Estate Funds. The operations of the Advisor, WIS and Wells Management Company, Inc., a property manager that Institutional REIT may engage to manage some or all of its properties, represent substantially all of the business of Wells Real Estate Funds. Accordingly, Institutional REIT focuses on the financial condition of Wells Real Estate Funds when assessing the financial condition of the Advisor and WIS. In the event that Wells Real Estate Funds were to become unable to meet its obligations as they become due, Institutional REIT might be required to find alternative service providers.

Future net income generated by Wells Real Estate Funds will be largely dependent upon the amount of fees earned by the Advisor and its affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Funds-sponsored investment products and the volume of future acquisitions and dispositions of real estate assets by Wells Real Estate Funds-sponsored programs as well as dividend income earned from equity interests in another REIT. As of March 31, 2007, Institutional REIT believes that Wells Real Estate Funds is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

Institutional REIT is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against Institutional REIT.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

We are a newly organized Maryland corporation that intends to qualify as a REIT beginning with the taxable year ending December 31, 2007. During the period ended March 31, 2007, our attention focused primarily on our formation and the registration of our initial offering of shares to the public. The SEC declared the registration statement for our initial public offering effective on January 10, 2007 and our offering commenced January 16, 2007. As of March 31, 2007, we had not sold any shares of our common stock under our initial public offering. After the minimum subscription of 1,000,000 shares at $10.00 per share is achieved in our offering, subscription proceeds will be released to us and applied to investments in properties and other assets and the payment of other organization and offering expenses. As of March 31, 2007, we had neither purchased nor contracted to purchase any properties nor had we identified any assets in which there is a reasonable probability that we will invest.

We have no paid employees and are managed by our external advisor, Wells Capital, Inc. (the “Advisor”). The Advisor will conduct our operations and manage our portfolio of real estate investments.

We intend to generate the substantial majority of our revenue and income by buying, owning and operating commercial real estate consisting primarily of high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. We anticipate funding the acquisition of such properties with equity or debt, or a combination thereof, the allocation of which will primarily depend upon the availability of these resources relative to the timing and availability of suitable investment opportunities.

Our most significant risks and challenges include our ability to raise a sufficient amount of equity to invest in a diversified portfolio. To the extent that we do not raise significant funds in our offering, we may not be able to achieve sufficient diversification to guard against the general economic, industry-specific, financing, and operational risks generally associated with individual investments.

Liquidity and Capital Resources

Overview

In the future, we anticipate raising capital from the sale of our common stock under our initial public offering and investing such proceeds in acquisitions of commercial real properties. We expect our primary source of future operating cash flows to be generated from the operations of properties we acquire. The amount and timing of future dividends to our stockholders will be largely dependent upon, among other things, the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from our offering in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital expenditures and debt repayments.

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2007, net cash used in operating activities was approximately $55,000 and represents payments for administrative costs. Our net cash used in operating activities was financed entirely by the Advisor. Net cash provided by financing activities was approximately $0.9 million for the three months ended March 31, 2007 and represents borrowings from our Advisor. As of March 31, 2007, we held cash balances of approximately $0.9 million, and we owed the Advisor $0.8 million pursuant to a promissory note (described below) we executed in favor of the Advisor and $0.3 million for current and prior period operating expenditures funded on our behalf. The $0.3 million of general and administrative expenses funded by the Advisor is reimbursable by us to the Advisor under the Advisory Agreement. Amounts funded by the Advisor on our behalf for general and administrative expenses are non-interest bearing and have no maturity date; however, we intend to repay this amount upon commencing active operations.

We executed a promissory note in the principal amount of $0.8 million in favor of the Advisor on March 28, 2007. We agreed to repay the outstanding principal and interest under the note by March 28, 2008. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6.35% per annum. We may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

In the future, we intend to raise capital proceeds from the sale of common stock under our initial offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of commercial real properties. Further, we intend to repay amounts due to the Advisor upon breaking escrow in our offering and commencing active operations.

As of March 31, 2007, the Advisor has incurred aggregate organization and offering expenses on our behalf of approximately $1.2 million. Under the terms of the Advisory Agreement, organization and offering costs are initially incurred by the Advisor. These organization and offering expenses include all expenses (other than the dealer manager fee and the deferred selling commissions) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees and amounts to reimburse the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Upon raising at least $10.0 million from the sale of common stock in our initial public offering, we will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.0% of total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds or if we do not raise at least $10.0 million in our initial public offering on or before January 10, 2008, offering costs will be incurred by the Advisor and not by us.

Long-Term Liquidity and Capital Resources

Potential future sources of capital include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We anticipate funding dividends to our stockholders from net cash flows from operations; however, we may periodically borrow funds on a short-term basis to fund dividends as well.

We expect our principal demands for capital to include funding acquisitions of commercial real properties, either directly or through investments in joint ventures, capital improvements for such commercial real properties, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and dividends. We will make payments to the Advisor in connection with the selection and purchase of our real estate investments, the management of our assets and costs incurred by the Advisor in providing services to us.

We have also deferred the payment of selling commissions in our initial public offering. By deferring the selling commissions in the offering over a 12-year period rather than paying large up-front commissions, we will increase the amount of offering proceeds that we may invest directly in real estate during our offering stage. The maximum amount of deferred selling commissions we could pay is $0.05 per share per year for up to 12 years for each share we sell in the offering, or an aggregate of up to $150.0 million over 12 years. The deferral of selling commissions will result in higher net proceeds in offering, which should cause our initial portfolio to be worth more than it otherwise would be and which should also result in greater revenues. However, our revenues will be offset by the payment of these deferred selling commissions, which will reduce the funds that would otherwise be available for distribution to our stockholders in the form of a higher per share dividend.

In determining how and when to allocate cash resources in the future, we will initially consider the source of the cash. Substantially all cash raised from operations, after payments of operating expenses, certain capital expenditures required for our commercial real properties and deferred selling commissions, is anticipated to be used to pay dividends to stockholders. Therefore, to the extent that cash flows from operations are lower, dividends are anticipated to be lower as well. Substantially all net proceeds generated from the sale of our shares under our initial offering or from debt financing will be available to fund acquisitions of commercial real properties, capital expenditures identified at the time of acquisition, and to pay down outstanding borrowings. If sufficient equity or debt capital is not available, our future investments in commercial real properties will be lower.

Over the long term, we intend to target a debt level of approximately 25% of the cost of our assets. However, in order to facilitate property acquisitions during the early stages of our offering, we may temporarily borrow at higher levels. Our board has adopted a leverage policy which limits our ability to incur debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors approves borrowings in excess of this limitation. Our independent directors have approved our ability to borrow in excess of this threshold up to $1.5 million of aggregate borrowings or until raising the minimum offering of $10.0 million from the sale of our common stock, whichever occurs sooner.

Results of Operations

We have not received and accepted the minimum subscription of $10 million in our initial public offering and, accordingly, did not engage in any significant operations during the three months ended March 31, 2007. Our net loss for the three months ended March 31, 2007 is primarily comprised of administrative costs related to directors and officers insurance premiums, directors fees, and other professional fees.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in commercial real properties and to subsequently generate revenues, net of operating expenses, general and administrative expenses, and interest expense.

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and intend to operate as such beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, as defined in the Code, to stockholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate income tax rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

A discussion of the accounting policies that we intend to adopt upon commencing active operations, and which management deems critical because they may require complex judgment in their application or otherwise require estimates about matters that are inherently uncertain, is provided below.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We anticipate the estimated useful lives of our assets by class to be as follows:

Building	40 years
Building improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

If we use inappropriate useful lives or methods for depreciation, our net income will be misstated.

Allocation of Purchase Price of Acquired Assets

When we acquire real properties, we will allocate the purchase price of properties to acquired tangible assets and identified intangible assets and liabilities based on their fair values. Tangible assets generally consist of land and building. Identified intangible assets and liabilities generally consist of the value of above-market and below-market leases and the value of in-place leases.

We will determine the fair values of land and building by valuing the property as if it were vacant. We will then allocate the “as-if-vacant” value to land and building based on our determination of the relative fair value of these assets. We will determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We will estimate costs to execute similar leases, including leasing commissions and other related costs.

We will record the fair values of above-market and below-market in-place leases based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. We will amortize the capitalized above-market and below-market lease values as an adjustment to rental income over the remaining terms of the respective leases. The fair values of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant will include commissions, tenant improvements and other direct costs and will be estimated based on our consideration of current market costs to execute a similar lease. We will include these direct costs in deferred leasing costs in our consolidated balance sheet and will amortize such costs to expense over the remaining terms of the respective leases. We will calculate the value of opportunity costs using the contractual amounts to be paid pursuant to the in-place leases over market absorption periods for similar leases. We will value customer relationships based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. We will include these lease intangibles in intangible lease assets in our consolidated balance sheet and amortize these assets to rental income over the remaining terms of the respective leases.

Estimating the fair values of the tangible and intangible assets will require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property is held for investment. Using inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we will assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.

Related Parties

Transactions and Agreements

We have engaged Wells Capital and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to Wells Capital or its affiliates, including acquisition and disposition fees, deferred selling commissions, dealer-manager fees, asset management fees, as well as, subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 3 to our accompanying consolidated financial statements included herein for a discussion of our related-party agreements and the related transactions, fees and reimbursements.

Our Relationship with Wells REIT and the Impact of Its Internalization Transaction on Us

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a separate REIT from us that was also sponsored by Wells Real Estate Funds, Inc. Wells Real Estate Funds is our sponsor and the sole stockholder of the Advisor, Wells Investment Securities (our dealer-manager) and Wells Management Company, Inc. (whom we may engage to manage some of our properties in the future). Prior to April 16, 2007, we and Wells REIT shared a common advisor. We also shared with Wells REIT all of the same executive officers and two of the same directors. We had separate presidents from February 2, 2007, which is the date that Wells REIT entered into the merger agreement relating to the internalization transaction described below.

On April 16, 2007, Wells REIT acquired entities affiliated with Wells Real Estate Funds. Wells REIT entered into the merger in order to internalize advisory, asset management, property management and other services previously provided to Wells REIT by Wells Real Estate Funds and its affiliates. As a result of the internalization transaction, 81 employees of Wells Real Estate Funds and its affiliates became employees of Wells REIT. These employees did not provide significant services to us. Following the internalization transaction, Wells Real Estate Funds and its affiliates have 351 employees. Wells Real Estate Funds and its affiliates are seeking successors to some of the personnel who became employees of Wells REIT in the internalization transaction, including Robert E. Bowers, the former chief financial officer of Wells Real Estate Funds.

In connection with the Wells REIT internalization transaction, all three of our officers resigned from their officer positions with Wells REIT, and one of our board members resigned from his director position with Wells REIT. In addition, on May 9, 2007, Leo F. Wells, III, resigned as chairman of the board of directors of Wells REIT and Wesley E. Cantrell resigned from our board of directors. As a result, we and Wells REIT share no common officers and no common directors.

Assertion of Litigation Against Related Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, the Advisor, Mr. Leo F. Wells, III and certain affiliates of Wells Real Estate Funds and certain officers and directors of Institutional REIT who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The Advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by the Advisor or its affiliates could hinder their ability to successfully manage Institutional REIT’s operations.

Commitments and Contingencies

As of March 31, 2007, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.2 million, of which we will reimburse the Advisor up to 1.0% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds, or if we are unable to raise a minimum of $10.0 million under our initial offering on or before January 10, 2008, we will not be obligated to reimburse the Advisor for such costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

To the extent we have some form of debt outstanding, we will have exposure to interest rate risk. We expect that we will incur indebtedness in the future at both variable rates and fixed rates to finance our real estate investments and maintain liquidity. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow by maintaining low to moderate levels of overall borrowings and securing variable rate facilities with the lowest margins available. We may also enter into interest rate swaps, caps, or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

Our board has adopted a leverage policy which limits our ability to incur debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors approves borrowings in excess of this limitation. Our independent directors have approved our ability to borrow in excess of this threshold up to $1.5 million of aggregate borrowings or until raising the minimum offering of $10.0 million from the sale of our common stock, whichever occurs sooner.

As of March 31, 2007, we had $0.8 million of fixed-rate debt outstanding. At March 31, 2007, the estimated fair-market value of our fixed-rate debt was $0.8 million. Our fixed-rate debt is in the form of a note payable to the Advisor. On March 28, 2007, we borrowed $800,000 from the Advisor. We agreed to repay the outstanding principal and interest by March 28, 2008. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6.35% per annum. We may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt but has no impact on interest incurred or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

Overview

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

There is no public trading market for our shares; therefore, it will be difficult for shareholders to sell their shares.

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase stockholders shares.

Even if we adopt our proposed share redemption program, our stockholders may be able to sell their shares to us only if their redemption request relates to the shares beneficially owned by a trust and the trust has dissolved other than:

•	at the discretion of the trustee or grantor of the trust or

•	on the account of the passage of time if the trust agreement called for the dissolution of the trust prior to 2018.

Moreover, the proposed share redemption program would not obligate us to redeem shares in any calendar year in excess of 10% of the weighted-average number of shares outstanding during the prior calendar year. Even if we adopt the program, we could later amend, suspend or terminate the proposed share redemption program upon 30 days’ notice.

It will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it will likely be at a substantial discount to the public offering price. Investors should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

Transfers of the shares will be restricted.

Although we have registered the shares we are offering under the Securities Act of 1933, we have not registered them under any state securities laws. We do not intend to register the shares under any state securities laws and are relying on exemptions from state registration requirements for offers and sales made exclusively to institutional investors. To preserve our ability to rely on these exemptions, we generally will restrict the transfer of the shares for one year from the date of purchase (except for purchases made in Arkansas, Minnesota, New Hampshire and Tennessee, where transfers will be restricted for two years from the date of purchase). However, during the first year (or first two years, if applicable) following the date of purchases of our shares, we will recognize transfers if we receive a satisfactory opinion of counsel concluding that the transfer will not affect our ability to rely on state registration exemptions for our offering. Additionally, we will also recognize transfers at any time to other eligible institutions. In addition to the restrictions we impose on the transfer of our shares, federal and state securities laws also prohibit unregistered transfers of securities unless an exemption from registration is available. Investors will be required to bear the financial risks of an investment in our shares for an indefinite period of time.

If we are unable to find suitable investments for any reason, including competition with third parties, we may not be able to achieve our investment objectives or pay dividends.

While we are investing the proceeds of our offering, the continuing high demand for the type of properties we desire to acquire may cause our dividend and the long-term returns of our investors to be lower than they otherwise would be. We believe the current market for high-quality office properties is extremely competitive. We will be competing for these real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. Larger or more well-established REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. The number of entities and the amount of funds competing for suitable investments may increase. The greater the number of entities and resources competing for high-quality office properties, the higher the acquisition prices of these properties will be. This could reduce our profitability and our ability to pay dividends. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our Advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms and the greater the risk that we may pay too much for real estate acquisitions. If we, through our Advisor, are unable to find suitable investments promptly, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. If we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our dividends and stockholders’ investment returns to be lower than they otherwise would be.

We could suffer from delays in locating suitable investments. The relatively large size of our offering, combined with the ongoing offering by Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), increases the risk of delays in investing our net offering proceeds promptly. Our reliance on our Advisor to locate suitable investments for us at times when the management of our Advisor is simultaneously seeking to locate suitable investments for Wells REIT II and other affiliated programs could delay the investment of the proceeds of our offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely limit our ability to pay dividends to our stockholders and reduce our stockholders’ overall returns. In particular, we may acquire properties before the start of construction or during the early stages of construction. Because it typically takes several months to complete construction and rent available space, stockholders could suffer delays in the distribution of cash dividends attributable to those particular properties. Stockholders should expect to wait until the next full calendar quarter after the closing of a property acquisition before there is any impact on our cash flow attributable to such property.

We have not yet identified any of the properties that we will purchase with the proceeds of our offering, which makes an investment in our shares more speculative.

We have not yet identified any of the investments that we will make with the proceeds of our offering. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of our Advisor in the acquisition of our investments and the determination of any financing arrangements. Because we have not yet identified any properties for acquisition, investors cannot currently consider the financial history of any properties we may acquire, which makes an investment in our shares more speculative. Furthermore, this lack of information about future property acquisitions, combined with the illiquid nature of our shares, may make it more difficult for our stockholders to sell their shares promptly or at all.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of an investment in us will fluctuate with the performance of the specific properties we acquire.

Our offering is being made on a best efforts basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. Our offering is conditioned on the sale of 1,000,000 shares ($10,000,000 of gross offering proceeds). If we are unable to raise substantial funds in our offering, we will make fewer investments. This would result in less diversification in terms of the number of investments owned, the geographic regions in which our investments would be located and the types of investments that we could make. In that case, the likelihood that any single property’s poor performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. An investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to our stockholders.

We were incorporated in December 2005 and have no operating history, which makes our future performance and the performance of an investment in our shares difficult to predict.

We are a recently-formed company and have no operating history. We were incorporated in the State of Maryland in December 2005. In 2005, we had no assets and no taxable income. As of March 31, 2007, we had not broken escrow in our public offering and we have not made any investments in real estate or otherwise. Our total assets consist of $900,000 of cash and $0.2 million of prepaid expenses. It cannot be assumed that our performance will be similar to the past performance of other real estate programs sponsored by our Advisor or its affiliates. Investors should be especially cautious when drawing conclusions about our future performance. Our lack of operating history significantly increases the risk and uncertainty investors face in making an investment in our shares.

We may be unable to pay or maintain cash distributions or increase distributions over time, and initially we may have difficulty funding our distributions solely from cash flow from operations, which could reduce the funds we have available for investment and stockholders’ overall return.

There are many factors that can affect the availability and timing of distributions to stockholders. In the future we expect to fund distributions principally from cash flow from operations; however, while we are in our offering stage and until our properties are generating sufficient cash flow, we may fund our distributions from borrowings or even the net proceeds from our offering. If we fund distributions from financings or the net proceeds from our offering, we will have fewer funds available for the acquisition of properties, and stockholders’ overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.

Our or our Advisor’s loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of key personnel of our Advisor and its affiliates, including among others, Leo F. Wells, III, Douglas P. Williams and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of our key personnel or those of our Advisor were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly-skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our Advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our shares may decline.

On April 16, 2007, Wells REIT acquired entities affiliated with Wells Real Estate Funds, which is the sole stockholder of our Advisor, Wells Investment Securities (our dealer-manager) and Wells Management Company, Inc. (whom we may engage to manage some of our properties in the future). Wells REIT entered into the merger in order to internalize advisory, asset-management, property-management and other services previously provided to Wells REIT by Wells Real Estate Funds and its affiliates. As a result of the internalization transaction, 81 employees of Wells Real Estate Funds and its affiliates became employees of Wells REIT. These employees did not provide significant services to us.

Following the internalization transaction, Wells Real Estate Funds and its affiliates have 351 employees. Wells Real Estate Funds and its affiliates are seeking successors to some of the personnel who became employees of Wells REIT in the internalization transaction. If Wells Real Estate Funds and our Advisor are unable to find suitable replacement personnel either from its existing personnel or elsewhere with talents equal to those of the personnel it lost as a result of the Wells REIT internalization transaction, our operations may suffer.

Our operating performance could suffer if our Advisor incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on our Advisor and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of our Advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, our Advisor, certain affiliates of Wells Real Estate Funds, Mr. Wells and certain of our officers and directors who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Our Advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by our Advisor or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

In addition, as a general partner to many Wells-sponsored programs, our Advisor may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against our Advisor could result in a substantial reduction of its net worth. If such liabilities affected the level of services that our Advisor could provide, our operations and financial performance could suffer.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our stockholders and our recovery against them if they negligently cause us to incur losses.

Our charter provides that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (i) actually received an improper benefit or profit in money, property or services or (ii) was actively and deliberately dishonest. As a result, our stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders and our recovery from these persons if they act in a negligent manner.

Risks Related to Conflicts of Interest

Our Advisor and possibly Wells Management will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could lower our stockholders’ overall return.

We will rely on our Advisor to identify suitable investment opportunities. Other Wells-sponsored programs also rely on our Advisor for investment opportunities, and many investment opportunities would be suitable for us as well as other Wells-sponsored programs. In total, 18 other Wells-sponsored programs rely on our Advisor. Of these, only Wells REIT II is in its growth stage and seeks to acquire properties similar to those we seek to acquire. If our Advisor directs an investment opportunity to a Wells-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of our Advisor, is most suitable. Our charter disclaims any interest in an investment opportunity known to our Advisor or an affiliate of the advisor that our advisor has not recommended to us. Our Advisor could direct attractive investment opportunities to other entities, and our Advisor or its affiliates could make such investments for its or their own accounts. Likewise, we may rely on Wells Management to attract and retain creditworthy tenants for some of our properties. Twenty-eight other Wells-sponsored programs rely on Wells Management for the same services. If Wells Management directs creditworthy prospective tenants to the property of another Wells-sponsored program, where it could direct such tenants to our prospective properties, our tenant base could have more inherent risk than might otherwise be the case. These conflicts could result in our acquiring or operating properties less profitably.

Our Advisor, its affiliates and our executive officers will face competing demands on their time, and this may cause our operations and an investment in our shares to suffer.

We will rely on our Advisor and its affiliates for the day-to-day operation of our business. Our Advisor and its affiliates, including our executive officers, have interests in other Wells programs and engage in other Wells-related business activities. Our executive officers include Mr. Leo F. Wells, III, our President and a director and the President of the Advisor, Douglas P. Williams, our Executive Vice President and a director and the Executive Vice President of Wells Capital and Randall D. Fretz, our Senior Vice President and the Senior Vice President of the Advisor. Our Advisor and its affiliates conduct business activities including: (i) providing advisory services to other Wells-sponsored entities, (ii) the possible sponsorship of new programs, (iii) providing property management services to other Wells-sponsored programs and (iv) acting as dealer-manager for offerings of other Wells-sponsored programs. Our Advisor and executive officers will not be able to allocate all of their time to Institutional REIT. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and allocate fewer resources to our business than they would prefer in order to manage our business. If this occurs, the returns on our investments, and the value of an investment in our shares, may decline.

Our officers and some of our directors face conflicts of interest related to the positions they hold with our Advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns.

Each of our executive officers, Messrs. Wells, Williams and Fretz, serves as an officer, a director, or both, of our Advisor, our dealer-manager and other affiliated entities such as Wells REIT II and Wells Timberland REIT, Inc. (“Wells Timberland”). Additionally, E. Nelson Mills, one of our independent directors, is an independent director of Wells REIT II and Wells Timberland, and Charles R. Brown, another of our independent directors, serves as an independent director of Wells REIT II. As a result, each of these individuals owes fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions and to maintain or increase the value of our assets.

Our Advisor and its affiliates, including our executive officers and four of our directors, will face conflicts of interest caused by compensation arrangements with us and other Wells-sponsored programs, which could result in actions that are not in the long-term best interest of our stockholders.

Our Advisor and its affiliates will receive substantial fees from us. These fee arrangements could influence our Advisor’s advice to us, as well as the judgment of the affiliates of our Advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement, the dealer-manager agreement and any property management and leasing agreements we enter in the future;

•	public offerings of equity by us, which entitle our dealer-manager to dealer-manager fees and deferred selling commissions and entitle our Advisor to increased acquisition and asset management fees;

•	property sales, which entitle our Advisor to real estate commissions and possible success-based sales fees, which in some cases are higher for other Wells-sponsored programs;

•

property acquisitions from other Wells-sponsored programs, which might entitle our Advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•

property acquisitions from third parties, which utilize proceeds from our public offerings, thereby increasing the likelihood of continued equity offerings and related fee income for our dealer-manager and our Advisor;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to a success-based listing fee, but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•

whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to a disposition fee, but could also hinder its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.

We will pay acquisition fees to our Advisor and may pay management and leasing fees to its affiliate, Wells Management, if we retain Wells Management to manage some of our properties. These fees will be paid irrespective of the quality of the acquisition or property management services during the term of the related agreement. This may influence our Advisor to recommend riskier transactions to us.

In addition, as described below, the judgment of our Advisor and its affiliates could also be influenced by differences in the compensation we pay to them compared to amounts they earn from other Wells-sponsored programs.

•

Our dealer-manager might be more motivated to raise capital for Wells REIT II than for us. We pay our dealer-manager a dealer-manager fee equal to 1.0% of gross offering proceeds, with our dealer-manager retaining (after reallowances) 0.50% to 0.75% of gross offering proceeds. On the other hand, Wells REIT II pays our dealer-manager 2.5% of gross offering proceeds, with our dealer-manager retaining (after reallowances) at least 1.00% of gross offering proceeds.

•	Our Advisor might be more motivated to offer an investment opportunity to another Wells-sponsored program.

•

We pay our Advisor 1.5% of the cost (including related indebtedness) of the asset as an acquisition fee. Wells REIT II pays our Advisor an acquisition fee equal to 2.0% of gross offering proceeds raised. If we incur little indebtedness in connection with an acquisition, our Advisor can earn greater acquisition fees from REIT II than from us.

•

Similarly, our Advisor earns an annual asset management fee from us equal to 0.50% of the sum of the cost of all of our assets. On the other hand, our Advisor earns a 0.75% annual asset management fee from Wells REIT II, although Wells REIT II’s fee is capped to limit the effect of borrowings to acquire assets. In addition, some Wells-sponsored private real estate programs pay our Advisor asset management fees of up to 1.0% of the cost of their assets. Therefore, if we incur a small amount of indebtedness, our Advisor can earn greater asset management fees from Wells REIT II and some Wells-sponsored private real estate programs than from us.

•

Our Advisor is entitled to back-end incentive fees equal to 8.0% (compared to 10% for Wells REIT II) of remaining net sales proceeds after return of capital plus payment to investors of a 9.0% (compared to 8.0% for Wells REIT II) cumulative, non-compounded annual return on the capital contributed by investors. There are similar differences between Wells REIT II and us in connection with the payment of back-end incentive fees relating to the listing of shares on a national securities exchange. In addition, our Advisor can earn greater back-end incentive fees upon the liquidation of Wells-sponsored private real estate programs than it can earn from our liquidation.

•

Our Advisor might devote more resources to marketing another program’s property for sale than one of our own because of differences in real estate commissions payable to our Advisor. While we would pay our Advisor a 1.0% real estate commission, other Wells-sponsored programs could, in some cases, pay our Advisor up to 3.0% in connection with the sale of a property.

These differences in compensation could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay dividends or result in a decline in the value of an investment in our shares.

Risks Related to Our Offering and Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. As a condition of participating in our offering and as required by the REIT qualification rules, we will require our stockholders of record to provide us with certain beneficial owner information on an annual basis. Our 9.8% charter limit ownership restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.

Our dealer-manager has no experience directing an offering solely to institutional investors, which heightens the risk that we may not raise enough proceeds to acquire a portfolio that is diversified and significant in relation to our general and administrative expenses.

Our dealer-manager has no experience managing offerings that are directed only to institutions. Therefore, we may be unable to raise more than the minimum offering amount of $10 million. Unsuccessful capital-raising efforts would likely affect the performance of an investment in our shares because our general and administrative expenses would offset a larger proportion of our revenues. In addition, a smaller and less diversified portfolio increases the risks associated with the poor performance of a smaller amount of assets.

Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying and owning real estate. To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters, including:

•	the election and removal of directors;

•	amendments to our charter;

•	our being a party to a consolidation or certain mergers or share exchanges;

•	the transfer of all or substantially all of our assets;

•	our dissolution; and

•	if we have not applied for listing on a national securities exchange by December 31, 2018, whether to extend this listing deadline or vote to approve our liquidation.

Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Even if adopted, our stockholders may not be able to sell their shares under the proposed share redemption program.

We will not adopt the proposed share redemption program until the earlier of: (i) the completion of this primary offering or (ii) our receipt of SEC exemptive relief from the rules restricting issuer purchases during distributions pursuant to Regulation M promulgated under the Securities Exchange Act of 1934, as amended, which relief we may not be able to obtain. Even when one of these conditions is satisfied, our board of directors could choose not to adopt the proposed share redemption program or to amend its proposed terms without stockholder approval. Our board will also be free to amend, suspend or terminate the program upon 30 days’ notice after its adoption.

As proposed, the share redemption program would permit stockholders to sell their shares to us in limited circumstances only. A stockholder may present all or any portion of such stockholder’s common stock for redemption under the program only if such request relates to the shares beneficially owned by a trust and the trust has dissolved other than:

•	at the discretion of the trustee or grantor of the trust or

•	on the account of the passage of time if the trust agreement called for the dissolution of the trust prior to 2018.

Our proposed share redemption program would not require us to redeem in any calendar year in excess of 10% of the weighted-average number of shares outstanding during the prior calendar year. Further, we would have no obligation to redeem shares if the redemption would violate the restriction on distributions under Maryland law, which prohibits distributions that would cause a corporation to meet the statutory tests of solvency. Even if we adopt the proposed share redemption program, these restrictions would severely limit stockholders’ ability to sell their shares to us.

The offering price was not established on an independent basis; the actual value of an investment in our shares may be substantially less than what our stockholders paid.

Our initial public offering price of the shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. The board of directors considered the following factors in determining the offering price:

•	the offering price of Wells REIT and Wells REIT II;

•	the range of offering prices of comparable unlisted REITs; and

•	the recommendation of our dealer-manager.

Because the offering price is not based upon any independent valuation, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker dealers.

Because the dealer-manager is one of our affiliates, stockholders will not have the benefit of an independent review of us or the prospectus customarily undertaken in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainties faced by a stockholder.

Our dealer-manager is one of our affiliates and will not make an independent review of us or the offering. Accordingly, stockholders do not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the dealer-manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker dealer.

Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in our shares.

Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After a purchase in our offering, our board may elect to (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of Institutional OP. To the extent we issue additional equity interests after a stockholder’s purchase in our offering, his or her percentage ownership interest in us will be diluted. Further, depending upon the value of our properties and the terms of such transactions, most notably the offering price per share, which may be less than the price paid by current stockholders, existing stockholders may also experience a dilution in the book value of an investment in us.

Payment of compensation to our Advisor, our dealer-manager and their affiliates will reduce cash available for investment and distribution and will increase the risk that stockholders will not be able to recover the amount of their investment in our shares.

Our Advisor and our dealer-manager and their affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments and the management of our assets. We will pay them substantial fees for these services, which will result in immediate dilution to the value of an investment in our shares and will reduce the amount of cash available for investment in properties or distribution to stockholders. Additionally, we will pay deferred selling commissions in connection with the sale of shares in our offering, which will also reduce the amount of cash available for distributions to stockholders. Largely as a result of these fees, we expect that for each share sold in our offering, approximately $9.66 to $9.73 will be available for the purchase of real estate, depending primarily upon the number of shares we sell.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment return thresholds should we seek to become self-managed. Due to the public market’s preference for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor. Such an internalization transaction could result in significant payments to affiliates of our Advisor, irrespective of whether investors enjoyed the returns on which we have conditioned other back-end incentive compensation.

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. Substantial consideration paid to our Advisor and its affiliates also increases the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for tenant improvements to the vacated space in order to attract replacement tenants. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops.

We will use substantially all of our offering’s gross proceeds to buy real estate and pay various fees and expenses. We do not intend to reserve significant proceeds from our offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of an investment in our shares.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incidental to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties, which would reduce the value of an investment in our shares.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on an investment in our shares.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies could suffer, which could further reduce stockholders’ return.

We depend on tenants for our revenue, and lease terminations could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments will materially depend on the financial stability of our tenants. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. If a tenant defaults or goes bankrupt, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to stockholders.

Our inability to sell a property when we want could limit our ability to pay cash distributions.

General economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms or within the timeframe we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to pay distributions.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income and the return on an investment in our shares.

Our Advisor will attempt to obtain adequate insurance on all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Our operating results may suffer because of potential development and construction delays and resultant increased costs and risks.

We may use proceeds from our offering to develop properties or acquire unimproved real properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair-market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Uncertain market conditions relating to the future disposition of properties could adversely affect the return on an investment in our shares.

We intend to hold the properties in which we invest until we determine that selling or otherwise disposing of properties would help us to achieve our investment objectives. Various real estate market conditions may affect the future disposition of our properties, and we may not be able to sell our properties at a profit. Accordingly, the extent to which stockholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions.

Actions of our joint venture partners could reduce the returns on our joint venture investments and decrease stockholders’ overall return.

We may enter into joint ventures to acquire, develop or improve properties. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer in an investment might become bankrupt;

•	that such co-venturer may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated or otherwise adversely affect our investment in the joint venture and thus reduce stockholders’ returns.

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Our tenants’ operations, the conditions of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of an investment in our shares. Additionally, compliance with new laws, ordinances or regulations may impose material environmental liability.

Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and the return on an investment in our shares.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution.

If we sell properties and provide financing to purchasers, defaults by the purchasers would decrease our cash flows and limit our ability to make distributions.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or the reinvestment of proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

Risks Associated with Debt Financing

We are likely to incur mortgage and other indebtedness, which may increase our business risks.

As of March 31, 2007, we had borrowed $800,000 from the Advisor pursuant to a promissory note that matures on March 28, 2008, and we expect to incur indebtedness in the future, such as fixed-rate mortgages on future properties, even if we raise significant proceeds in our offering. We may incur indebtedness to acquire properties, to fund property improvements and other capital expenditures, to pay our dividend and for other purposes.

Significant borrowings increase the risks of an investment in our shares. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our shares. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Although we do not yet have a credit facility, it could include a cross-default provision that would provide that a default under any obligation of a certain dollar threshold or more by us, Institutional OP or any of our subsidiaries constitutes a default under the credit facility. If any of our future properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders may be limited.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at what management deems to be reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage or replace Wells Capital as our Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of future debt payments and limit our ability to pay dividends to our stockholders.

As of March 31, 2007, we had borrowed $800,000 from the Advisor pursuant to a promissory note that matures on March 28, 2008, and expect that we will incur indebtedness in the future. If so, higher interest rates will increase our cost of borrowing. Additionally, some of our borrowings may bear interest at variable rates. Interest rate increases would increase our interest cost on such borrowings. These factors would reduce our cash flows and our ability to pay dividends. In addition, if we need to repay debt in the future during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in our shares.

Our board adopted a leverage policy that limits our ability to incur debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors authorizes the borrowing. Our independent directors have approved our ability to borrow in excess of this threshold up to $1.5 million of aggregate borrowings or until raising the minimum offering of $10.0 million from the sale of our common stock, whichever occurs sooner. Our long-term targeted debt level is 25% of the cost of our assets. High debt levels would cause us to incur higher interest charges, which in turn would result in higher debt service payments and could be accompanied by restrictive covenants that could adversely affect our operations. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of an investment in our shares.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net income and cash available for distributions.

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable year ending December 31, 2007. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in our shares.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, (2) the effect of non-deductible capital expenditures, (3) the creation of reserves, or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return on an investment in our shares.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, the nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory tax changes could adversely affect our stockholders.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect the taxation of us or of our stockholders. Therefore, changes in tax laws could diminish the value of an investment in our common stock or the value or the resale potential of our properties. We recommend investors consult with their own tax advisor with respect to the impact of any relevant legislation on an investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Fiduciary Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit sharing, section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA, the Internal Revenue Code, or common law as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing trusts or IRAs. Fiduciaries investing the assets of a trust, pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the trust or the plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2007, our Registration Statement on Form S-11 (File No. 333-136273), covering a public offering of up to 340,000,000 shares of common stock, was declared effective under the Securities Act of 1933. Of the 340,000,000 shares registered in the offering, we are offering 250,000,000 shares in our primary offering at $10.00 per share and 90,000,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $10.00 per share or 100% of the estimated value of a share of our common stock. The offering commenced on January 16, 2007. Wells Investment Securities, Inc., an affiliate of our advisor, is the dealer-manager of the offering. We will not sell any shares unless we receive subscriptions for 1,000,000 shares from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent in trust for subscribers’ benefit. Regardless of whether we sell the minimum number of 1,000,000 shares, all participating investors will receive interest on all escrowed funds until the offering is terminated or the funds are released to us. After the minimum offering amount of 1,000,000 shares of common stock is sold, we plan to hold closings on an ongoing basis monthly on the first business day of each month.

As of March 31, 2007, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.2 million, of which we will reimburse the Advisor up to 1.0% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds, or if we are unable to raise a minimum offering amount on or before January 10, 2008, we will not be obligated to reimburse the Advisor for such costs.

If we have not sold all of the primary offering shares we have registered by January 10, 2009, we may extend the offering under rules promulgated by the Securities and Exchange Commission.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	Not applicable.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 19, 2007, we held our annual meeting of stockholders in the City of Norcross, Georgia. Our sole stockholder, Wells Capital, Inc., elected the following individuals to the board of directors, each to hold office until the 2008 annual meeting of stockholders and until his successor is elected and qualifies: Leo F. Wells, III, Douglas P. Williams, E. Nelson Mills, Wesley E. Cantrell and Charles R. Brown. Because we had only one stockholder, we did not solicit proxies for the 2007 annual meeting.

ITEM 5.	OTHER INFORMATION

(a) On March 28, 2007, we borrowed $800,000 from the Advisor. In connection with this borrowing, we executed a promissory note in favor of the Advisor. Pursuant to the promissory note, we agreed to repay the outstanding principal and interest under the note by March 28, 2008. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6.35% per annum. We may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

(b) Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTITUTIONAL REIT, INC. (Registrant)

Dated: May 10, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2007 FORM 10-Q OF

INSTITUTIONAL REIT, INC.

Exhibit Number	Description
3.1	Form of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the prospectus included in Amendment No. 2 to the Registration Statement)

3.2	Form of Bylaws (incorporated by reference to Exhibit 3.1 to the prospectus included in Amendment No. 2 to the Registration Statement)

4.1	Form of Subscription Agreement (Sample) with Consent to Electronic Delivery Form (included as Appendix A to the prospectus included in Amendment No. 3 to the Registration Statement)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the prospectus included in Amendment No. 2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (included as Appendix B to prospectus included in Amendment No. 3 to the Registration Statement)

4.4	Description of Proposed Share Redemption Program (included in prospectus included in Amendment No. 3 to the Registration Statement under the caption “Description of Shares — Share Redemption Program”)

4.5	Escrow Agreement between the registrant and The Bank of New York (incorporated by reference to Exhibit 4.5 to the prospectus included in Amendment No. 1 to the Registration Statement)

10.1

Promissory Note between the Registrant and Wells Capital, Inc. dated March 28, 2007 (incorporated by reference to Exhibit 10.5 to the prospectus included in Post-Effective Amendment No. 2 to the Registration Statement)

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002