Form 10-Q
period 2007-06-30
Institutional REIT, Inc.
filed 2007-08-08
CIK 1370434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-136273

INSTITUTIONAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-4992451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares outstanding of the registrant’s only

class of common stock, as of July 31, 2007: 100 shares

FORM 10-Q

INSTITUTIONAL REIT, INC.

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements	4

		Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	5

		Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 (unaudited)	6

		Consolidated Statements of Stockholder’s Equity (Deficit) for the Period from July 21, 2006 (inception) through December 31, 2006 and for the Six Months Ended June 30, 2007 (unaudited)	7

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited)	8

		Condensed Notes to Consolidated Financial Statements (unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 3.	Defaults Upon Senior Securities	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	23

	Item 6.	Exhibits	23

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Institutional REIT, Inc. (“Institutional REIT,” the “Registrant,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2007, for a discussion of some, although not all of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to Institutional REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Institutional REIT’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

INSTITUTIONAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$900,000	$100,000
Prepaid expenses	118,135	244,154

Total assets	$1,018,135	$344,154

Liabilities:
Due to affiliate	$464,846	$290,056
Note payable to affiliate	800,000	—

Total liabilities	1,264,846	290,056

Commitments and Contingencies	—	—

Minority Interest in Operating Partnership	—	53,557

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value; 1 billion shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	999	999
Accumulated deficit	(247,711)	(459)

Total stockholder’s equity (deficit)	(246,711)	541

Total liabilities, minority interest, and stockholder’s equity (deficit)	$1,018,135	$344,154

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30, 2007	(Unaudited) Six Months Ended June 30, 2007
Revenues	$—	$—

Expenses:
General and administrative	(185,355)	(300,809)

Loss before minority interest	(185,355)	(300,809)

Minority interest in loss of Operating Partnership	—	53,557

Net loss	$(185,355)	$(247,252)

Per-share information – basic and diluted:
Net loss allocated to common stockholder	$(1,853.55)	$(2,472.52)

Weighted-average common shares outstanding – basic and diluted	100	100

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

AND FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, July 21, 2006 (inception)	—	$—	$—	$—	$—

Issuance of common stock	100	1	999	—	1,000
Net loss	—	—	—	(459)	(459)

Balance, December 31, 2006	100	1	999	(459)	541

Net loss	—	—	—	(247,252)	(247,252)

Balance, June 30, 2007	100	$1	$999	$(247,711)	$(246,711)

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) Six Months Ended June 30, 2007
Cash Flows from Operating Activities:
Net loss	$(247,252)
Adjustment to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	126,019
Minority interest in loss of Operating Partnership	(53,557)

Net cash used in operating activities	(174,790)

Cash Flows from Financing Activities:
Due to affiliate	174,790
Note payable to affiliate	800,000

Net cash provided by financing activities	974,790

Net increase in cash and cash equivalents	800,000
Cash and cash equivalents, beginning of period	100,000

Cash and cash equivalents, end of period	$900,000

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

1. ORGANIZATION

Institutional REIT, Inc. (“Institutional REIT”) was formed in December 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) commencing with the tax year ending December 31, 2007. Substantially all of Institutional REIT’s business is expected to be conducted through Institutional Operating Partnership, L.P. (“Institutional OP”), a Delaware limited partnership formed in June 2006. Institutional REIT is the sole general partner of Institutional OP and owns 1% of the limited partner units of Institutional OP. Wells Capital, Inc., Institutional REIT’s external advisor, (the “Advisor”) is the only other limited partner of Institutional OP and has contributed $99,000 to Institutional OP in exchange for 9,900 limited partnership units. As of June 30, 2007, neither Institutional REIT nor Institutional OP has engaged in any active operations. Unless otherwise noted, references to Institutional REIT herein shall include Institutional REIT and Institutional OP.

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

As of June 30, 2007, Institutional REIT has neither purchased nor contracted to purchase any assets, nor has the Advisor identified any assets in which there is a reasonable probability that Institutional REIT will invest.

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

Cash and Cash Equivalents

Institutional REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Institutional REIT’s cash balances as of June 30, 2007.

Prepaid Expenses

Prepaid expenses primarily represent prepayment of directors and officers insurance premiums, which will be expensed in the periods to which the service relates. Balances without future economic benefit are written off as they are identified.

Financial Instruments

Institutional REIT considers its cash and cash equivalents and note payable to affiliate to meet the definition of financial instruments. As of June 30, 2007, the carrying values of cash and cash equivalents and note payable to affiliate approximated their respective fair values.

Independent Director Compensation

Institutional REIT pays each of its independent directors an annual retainer of $18,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended in person), (iii) $250 for each special board meeting attended (whether held in person or by telephone conference), and (iv) $1,500 for all other committee meetings attended (except that the committee chairman is paid $2,000 for each committee meeting attended in person). When a committee meeting immediately follows a board meeting, an additional fee will not always be paid for attending the committee meeting. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the six months ended June 30, 2007, Institutional REIT had incurred independent director fees of approximately $60,500.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for Institutional REIT beginning January 1, 2008. Institutional REIT is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its consolidated financial statements and accompanying notes.

3. RELATED PARTY TRANSACTIONS

Advisory Agreement

Institutional REIT has executed an Advisory Agreement that entitles the Advisor to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

Under the terms of the Advisory Agreement, organization and offering costs are incurred by the Advisor on behalf of Institutional REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Upon raising at least $10.0 million from the sale of common stock to the public in its initial public offering, Institutional REIT will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.0% of total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds or if Institutional REIT does not raise at least $10.0 million in its initial public offering on or before January 10, 2008, offering costs will be incurred by the Advisor and not by Institutional REIT. As of June 30, 2007, the Advisor has incurred aggregate organization and offering expenses on behalf of Institutional REIT of approximately $1.3 million.

Institutional REIT will pay an asset management fee to the Advisor for services related to formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties. Under the terms of the Advisory Agreement, Institutional REIT will pay a monthly asset management fee equal to one-twelfth of 0.50% of the sum of the costs of all investments made on behalf of Institutional REIT. Additionally, Institutional REIT will reimburse the Advisor for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of the Advisor’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the services they provide. The Advisor will allocate its reimbursable costs of providing these services among Institutional REIT and the various affiliated entities of Wells Real Estate Funds, Inc. (“Wells Real Estate Funds”) based on time spent on each entity by individual personnel or other reasonable allocation methodology.

Institutional REIT will pay a fee to the Advisor for services related to the acquisition and disposition of investment properties. Institutional REIT will pay the Advisor acquisition fees equal to 1.5% of the costs of investments acquired by Institutional REIT, including acquisition expenses and any debt attributable to such investments. These acquisition fees serve as compensation for services the Advisor will render in connection with the investigation, selection and acquisition of properties. Institutional REIT will pay the acquisition fees at the time a property is acquired. In addition to this acquisition fee, Institutional REIT may also incur customary third-party acquisition expenses in connection with the acquisition (or attempted acquisition) of a property. Additionally, when Institutional REIT sells a property, it will pay the Advisor a fee equal to 1.0% of the contract price for the property sold. As of June 30, 2007, the Advisor has not earned any asset management, acquisition or disposition fees with regard to Institutional REIT.

The Advisor may also earn success-based fees in connection with the listing of Institutional REIT’s shares of common stock or the sale of Institutional REIT’s assets. If Institutional REIT sells properties and receives proceeds enabling it to distribute to stockholders all of the capital stockholders invested plus an amount sufficient to provide stockholders with a cumulative, non-compounded annual return of 9.0%, the Advisor will be entitled to an incentive fee. This incentive fee will equal 8.0% of the net sales proceeds remaining only after Institutional REIT has made the distributions providing shareholders a complete return of capital and the 9.0% annual return. The Advisor may be entitled to a similar fee if the Advisory Agreement is terminated and the Advisor would have been entitled to participation in net sale proceeds had the portfolio been liquidated on the date of termination. Furthermore, if Institutional REIT lists its shares on a national securities exchange, the Advisor will be entitled to a fee. This fee will only be payable if the market value of Institutional REIT’s outstanding stock plus distributions paid prior to listing exceeds the sum of the amount of capital stockholders invested plus the amount that would be required to be paid to stockholders to provide a cumulative, non-compounded annual return of 9%. The fee would equal 8.0% of that excess and would be offset by any incentive fees previously paid. Further, if Institutional REIT pays this fee following a listing of shares, it will not be obligated to pay any further incentive fees to the Advisor. As of June 30, 2007, the Advisor has not earned any such fees with regard to Institutional REIT.

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

Dealer-manager fees apply only to the sale of shares in the primary offering and do not apply to the sale of shares under the dividend reinvestment plan. Dealer-manager fees are recorded when incurred, based on the sale of Institutional REIT’s shares of common stock, as a reduction to additional paid-in capital. As of June 30, 2007, WIS has not earned any such fees with regard to Institutional REIT.

Due to Affiliate

As of June 30, 2007, due to affiliate represents amounts due to the Advisor for general and administrative expenditures funded on behalf of Institutional REIT pursuant to the Advisory Agreement. The amounts funded by the Advisor on behalf of the Institutional REIT for general and administrative expenditures are non-interest bearing and have no specific maturity date; however, Institutional REIT intends to repay this amount upon commencing active operations.

Note Payable to Affiliate

As of June 30, 2007, note payable to affiliate represents a promissory note payable to the Advisor that bears interest at an annual rate of 6.35% and matures on March 28, 2008. Institutional REIT may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

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

Per the terms of Institutional OP’s limited partnership agreement, losses shall not be allocated to a limited partner to the extent that such allocation would cause a deficit in a limited partner’s capital account. Any losses in excess of this limitation shall be allocated to the general partner. For the six months ended June 30, 2007, approximately $54,000 of minority interest in loss of operating partnership was allocated to the Advisor, which reduced its minority interest in Institutional OP to $0. As such, Institutional REIT, as the general partner, absorbed the remaining net loss of approximately $247,000.

5. STOCKHOLDER’S EQUITY

General

As of June 30, 2007, Institutional REIT had issued 100 shares of common stock to the Advisor.

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

Institutional REIT is authorized to issue one or more series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of June 30, 2007, Institutional REIT had issued no shares of preferred stock.

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

No option issued may be exercised if such exercise would jeopardize Institutional REIT’s status as a REIT under the Internal Revenue Code. Institutional REIT may not grant options at any time when the issuance of the shares underlying the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to its advisor, directors, officers or any of their affiliates, would exceed 10% of Institutional REIT’s outstanding shares. The independent directors may not sell, pledge, assign or transfer their options other than by will or the laws of descent and distribution. As of June 30, 2007, Institutional REIT had not issued any options to purchase shares of common stock under this plan.

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

The maximum number of shares of common stock with respect to awards made under the long-term incentive plan when added to the number of shares of common stock subject to other awards outstanding and the number of shares of common stock previously issued with respect to awards granted under the long-term incentive plan shall not exceed 10% of Institutional REIT’s outstanding common stock on a fully diluted basis as of such date; provided, however, that such number of shares may not exceed 750,000 shares subject to certain provisions allowing for adjustment for changes in Institutional REIT’s capital structure. As of June 30, 2007, Institutional REIT had not granted any awards under the plan, and Institutional REIT had no timetable for the grant of any awards under the long-term incentive plan.

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

Future net income generated by Wells Real Estate Funds will be largely dependent upon the amount of fees earned by the Advisor and its affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Funds-sponsored investment products and the volume of future acquisitions and dispositions of real estate assets by Wells Real Estate Funds-sponsored programs as well as dividend income earned from equity interests in another REIT. As of June 30, 2007, Institutional REIT believes that Wells Real Estate Funds is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

We are a newly organized Maryland corporation that intends to qualify as a REIT beginning with the taxable year ending December 31, 2007. During the period ended June 30, 2007, our attention focused primarily on our formation and the registration of our initial offering of shares to the public. The SEC declared the registration statement for our initial public offering effective on January 10, 2007 and our offering commenced January 16, 2007. As of June 30, 2007, we had not sold any shares of our common stock under our initial public offering. After the minimum subscription of 1,000,000 shares at $10.00 per share is achieved in our offering, subscription proceeds will be released to us and applied to investments in properties and other assets and the payment of other organization and offering expenses. As of June 30, 2007, we had neither purchased nor contracted to purchase any properties nor had we identified any assets in which there is a reasonable probability that we will invest.

We have no paid employees and are managed by our external advisor, Wells Capital, Inc. (the “Advisor”). The Advisor will conduct our operations and manage our portfolio of real estate investments pursuant to an agreement between the Advisor and us executed on December 27, 2006 (the “Advisory Agreement”).

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

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2007, net cash used in operating activities was approximately $0.2 million and represents payments for administrative costs. Our net cash used in operating activities was financed entirely by the Advisor. Net cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2007 and represents borrowings from our Advisor. As of June 30, 2007, we held cash balances of approximately $0.9 million, and we owed the Advisor $0.8 million pursuant to a promissory note (described below) we executed in favor of the Advisor and $0.5 million for current and prior period operating expenditures funded on our behalf. The $0.5 million of general and administrative expenses funded by the Advisor is reimbursable by us to the Advisor under the Advisory Agreement. Amounts funded by the Advisor on our behalf for general and administrative expenses are non-interest bearing and have no maturity date; however, we intend to repay this amount upon commencing active operations.

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

As of June 30, 2007, the Advisor has incurred aggregate organization and offering expenses on our behalf of approximately $1.3 million. Under the terms of the Advisory Agreement, organization and offering costs are initially incurred by the Advisor. These organization and offering expenses include all expenses (other than the dealer manager fee and the deferred selling commissions) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees and amounts to reimburse the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Upon raising at least $10.0 million from the sale of common stock in our initial public offering, we will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.0% of total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds or if we do not raise at least $10.0 million in our initial public offering on or before January 10, 2008, offering costs will be incurred by the Advisor and not by us.

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

Results of Operations

We have not received and accepted the minimum subscription of $10.0 million in our initial public offering and, accordingly, did not engage in any significant operations during the six months ended June 30, 2007. Our net loss for the six months ended June 30, 2007 is primarily comprised of administrative costs related to directors and officers insurance premiums, directors fees, and other professional fees.

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

We will determine the fair values of land and building by valuing the property as if it were vacant. We will then allocate the “as-if vacant” value to land and building based on our determination of the relative fair value of these assets. We will determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We will estimate costs to execute similar leases, including leasing commissions and other related costs.

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

Related Parties

Transactions and Agreements

We have engaged the Advisor and its affiliates to perform certain services under agreements which require us to pay fees and reimbursements to the Advisor or its affiliates, including acquisition and disposition fees, deferred selling commissions, dealer-manager fees, asset management fees, as well as, subject to certain limitations, reimbursements of organization and offering costs, and certain operating costs. See Note 3 to our accompanying consolidated financial statements included herein for a discussion of our related-party agreements and the related transactions, fees and reimbursements.

Our Relationship with Wells REIT and the Impact of Its Internalization Transaction on Us

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a separate REIT from us that was also sponsored by Wells Real Estate Funds, Inc. (“Wells Real Estate Funds”). Wells Real Estate Funds is our sponsor and the sole stockholder of the Advisor, Wells Investment Securities, Inc. (our dealer-manager) and Wells Management Company, Inc. (whom we may engage to manage some of our properties in the future). Prior to April 16, 2007, we and Wells REIT shared a common advisor. We also shared with Wells REIT all of the same executive officers and two of the same directors. Leo F. Wells, III served as president for both Wells REIT and for us until he resigned as president of Wells REIT on February 2, 2007, which is the date that Wells REIT entered into the merger agreement relating to the internalization transaction described below.

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

Assertion of Litigation Against Related Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, the Advisor, Mr. Leo F. Wells, III and certain affiliates of Wells Real Estate Funds and certain officers and directors of Institutional REIT who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” The Advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by the Advisor or its affiliates could hinder their ability to successfully manage Institutional REIT’s operations.

Commitments and Contingencies

As of June 30, 2007, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.3 million, of which we will reimburse the Advisor up to 1.0% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds, or if we are unable to raise a minimum of $10.0 million under our initial offering on or before January 10, 2008, we will not be obligated to reimburse the Advisor for such costs.

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

As of June 30, 2007, we had $0.8 million of fixed-rate debt outstanding. At June 30, 2007, the estimated fair-market value of our fixed-rate debt was $0.8 million. Our fixed-rate debt is in the form of a note payable to the Advisor. On March 28, 2007, we borrowed $0.8 million from the Advisor. We agreed to repay the outstanding principal and interest by March 28, 2008. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6.35% per annum. We may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt but has no impact on interest incurred or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our periodic report on Form 10-Q for the quarterly period ended March 31, 2007.

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

As of June 30, 2007, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.3 million, of which we will reimburse the Advisor up to 1.0% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds, or if we are unable to raise a minimum offering amount on or before January 10, 2008, we will not be obligated to reimburse the Advisor for such costs.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2007.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTITUTIONAL REIT, INC.
(Registrant)

Dated: August 8, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and
Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2007 FORM 10-Q OF

INSTITUTIONAL REIT, INC.

Exhibit Number	Description
3.1	Form of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-136273) filed with the SEC on November 9, 2006 (“Pre-Effective Amendment No. 2”)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2)

4.1	Form of Subscription Agreement (Sample) with Consent to Electronic Delivery Form (incorporated by reference to Appendix A to the prospectus included in Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-136273) filed with the SEC on December 28, 2006 (“Pre-Effective Amendment No. 3”)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2)

4.3	Dividend Reinvestment Plan (included as Appendix B to the prospectus included in Pre-Effective Amendment No. 3)

4.4	Description of Proposed Share Redemption Program (included in the prospectus included in Pre-Effective Amendment No. 3 under the caption “Description of Shares — Share Redemption Program”)

4.5	Escrow Agreement between the registrant and The Bank of New York (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-136273) filed with the SEC on September 28, 2006)

31.1	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002