Form 10-Q
period 2007-09-30
Institutional REIT, Inc.
filed 2007-11-07
CIK 1370434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-136273

INSTITUTIONAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-4992451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares outstanding of the registrant’s only

class of common stock, as of October 31, 2007: 100 shares

FORM 10-Q

INSTITUTIONAL REIT, INC.

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements	4

		Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	5

		Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 (unaudited) and for the Period from July 21, 2006 (Inception) through September 30, 2006 (unaudited)	6

		Consolidated Statements of Stockholder’s Equity (Deficit) for the Period from July 21, 2006 (inception) through December 31, 2006 and for the Nine Months Ended September 30, 2007 (unaudited)	7

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (unaudited) and for the Period from July 21, 2006 (Inception) through September 30, 2006 (unaudited)	8

		Condensed Notes to Consolidated Financial Statements (unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 3.	Defaults Upon Senior Securities	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	22

	Item 6.	Exhibits	23

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q of Institutional REIT, Inc. (“Institutional REIT,” the “Registrant,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission (the “SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to Institutional REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q. Institutional REIT’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

INSTITUTIONAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$899,804	$100,000
Prepaid expenses	123,180	244,154

Total assets	$1,022,984	$344,154

Liabilities:
Due to affiliate	$628,501	$290,056
Note payable to affiliate	800,000	—

Total liabilities	1,428,501	290,056

Commitments and Contingencies	—	—

Minority Interest in Operating Partnership	—	53,557

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value; 1 billion shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	999	999
Accumulated deficit	(406,517)	(459)

Total stockholder’s equity (deficit)	(405,517)	541

Total liabilities, minority interest, and stockholder’s equity (deficit)	$1,022,984	$344,154

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30, 2007	(Unaudited) Period from July 21, 2006 (Inception) through September 30, 2006	(Unaudited) Nine Months Ended September 30, 2007	(Unaudited) Period from July 21, 2006 (Inception) through September 30, 2006
Revenues	$—	$—	$—	$—

Expenses:
General and administrative	(146,002)	(5,939)	(433,589)	(5,939)
Interest expense	(12,804)	—	(26,026)	—

Loss before minority interest	(158,806)	(5,939)	(459,615)	(5,939)

Minority interest in loss of Operating Partnership	—	5,880	53,557	5,880

Net loss	$(158,806)	$(59)	$(406,058)	$(59)

Per-share information – basic and diluted:
Net loss allocated to common stockholder	$(1,588.06)	$(0.59)	$(4,060.58)	$(0.59)

Weighted-average common shares outstanding – basic and diluted	100	100	100	100

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, July 21, 2006 (inception)	—	$—	$—	$—	$—

Issuance of common stock	100	1	999	—	1,000
Net loss	—	—	—	(459)	(459)

Balance, December 31, 2006	100	1	999	(459)	541

Net loss	—	—	—	(406,058)	(406,058)

Balance, September 30, 2007	100	$1	$999	$(406,517)	$(405,517)

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30, 2007	(Unaudited) Period from July 21, 2006 (Inception) through September 31, 2006
Cash Flows from Operating Activities:
Net loss	$(406,058)	$(59)
Adjustment to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	120,974	—
Minority interest in loss of Operating Partnership	(53,557)	(5,880)

Net cash used in operating activities	(338,641)	(5,939)

Cash Flows from Financing Activities:
Due to affiliate	338,445	5,939
Note payable to affiliate	800,000	—
Issuance of common stock	—	1,000
Contribution from minority interest partner in operating partnership	—	99,000

Net cash provided by financing activities	1,138,445	105,939

Net increase in cash and cash equivalents	799,804	100,000
Cash and cash equivalents, beginning of period	100,000	—

Cash and cash equivalents, end of period	$899,804	$100,000

See accompanying notes.

INSTITUTIONAL REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

1. ORGANIZATION

Institutional REIT, Inc. (“Institutional REIT”) was formed in December 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the tax year in which it commences active operations. Substantially all of Institutional REIT’s business is expected to be conducted through Institutional Operating Partnership, L.P. (“Institutional OP”), a Delaware limited partnership formed in June 2006. Institutional REIT is the sole general partner of Institutional OP and owns 1% of the limited partner units of Institutional OP. Wells Capital, Inc., Institutional REIT’s external advisor, (the “Advisor”) is the only other limited partner of Institutional OP and has contributed $99,000 to Institutional OP in exchange for 9,900 limited partnership units. As of September 30, 2007, neither Institutional REIT nor Institutional OP has engaged in any active operations. Unless otherwise noted, references to Institutional REIT herein shall include Institutional REIT and Institutional OP.

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

As of September 30, 2007, Institutional REIT has neither purchased nor contracted to purchase any assets, nor has the Advisor identified any assets in which there is a reasonable probability that Institutional REIT will invest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Institutional REIT have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such period. Results for the interim period are not necessarily indicative of results for a full year. Institutional REIT’s consolidated financial statements shall include the accounts of any variable interest entity (“VIE”) in which Institutional REIT or its subsidiaries are deemed the primary beneficiary. With respect to entities that are not VIEs, Institutional REIT’s consolidated financial statements shall also include the accounts of any entity in which Institutional REIT or its subsidiaries own a controlling financial interest and any limited partnership in which Institutional REIT or its subsidiaries own a controlling general partnership interest. In determining whether a controlling interest exists, Institutional REIT considers, among other factors, the ownership of voting interests, protective rights and participatory rights of the investors.

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

Cash and Cash Equivalents

Institutional REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Institutional REIT’s cash balances as of September 30, 2007.

Prepaid Expenses

Prepaid expenses represent costs incurred in connection with securing financing from third-party lenders and prepayments of directors’ fees and directors and officers’ insurance premiums. Once financing is secured, associated costs will be capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Prepayments of directors’ fees and insurance premiums will be expensed in the periods to which the services relate. Balances without a future economic benefit are written off as they are identified.

Financial Instruments

Institutional REIT considers its cash and cash equivalents and note payable to affiliate to meet the definition of financial instruments. As of September 30, 2007, the carrying values of cash and cash equivalents and note payable to affiliate approximated their respective fair values.

Independent Director Compensation

Institutional REIT pays each of its independent directors an annual retainer of $18,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended in person), (iii) $250 for each special board meeting attended (whether held in person or by telephone conference), and (iv) $1,500 for all other committee meetings attended (except that the committee chairman is paid $2,000 for each committee meeting attended in person). When a committee meeting immediately follows a board meeting, an additional fee will not always be paid for attending the committee meeting. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the nine months ended September 30, 2007, Institutional REIT had incurred independent director fees of approximately $83,500.

Income Taxes

Institutional REIT intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and intends to operate as such beginning with the year in which it commences active operations. To qualify as a REIT, Institutional REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined in the Code, to stockholders. As a REIT, Institutional REIT generally will not be subject to federal income tax on income that it distributes to stockholders. If Institutional REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate income tax rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Institutional REIT relief under certain statutory provisions.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Institutional REIT beginning January 1, 2008. Institutional REIT is currently assessing the provisions and evaluating the financial statement impact of SFAS 159 on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 was to be effective for Institutional REIT beginning January 1, 2008; however, in October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As such, Institutional REIT has postponed its evaluation of the provisions of SOP 07-1 and related impact on its consolidated financial statements and accompanying notes.

3. RELATED PARTY TRANSACTIONS

Advisory Agreement

Institutional REIT has executed an Advisory Agreement that entitles the Advisor to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

Under the terms of the Advisory Agreement, organization and offering costs are incurred by the Advisor on behalf of Institutional REIT. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. Upon raising at least $10.0 million from the sale of common stock to the public in its initial public offering, Institutional REIT will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.0% of total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds or if Institutional REIT does not raise at least $10.0 million in its initial public offering on or before January 10, 2008, offering costs will be incurred by the Advisor and not by Institutional REIT. As of September 30, 2007, the Advisor has incurred aggregate organization and offering expenses on behalf of Institutional REIT of approximately $1.3 million.

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

Institutional REIT will pay a fee to the Advisor for services related to the acquisition and disposition of investment properties. Institutional REIT will pay the Advisor acquisition fees equal to 1.5% of the costs of investments acquired by Institutional REIT, including acquisition expenses and any debt attributable to such investments. These acquisition fees serve as compensation for services the Advisor will render in connection with the investigation, selection and acquisition of properties. Institutional REIT will pay the acquisition fees at the time a property is acquired. In addition to this acquisition fee, Institutional REIT may also incur customary third-party acquisition expenses in connection with the acquisition (or attempted acquisition) of a property. Additionally, when Institutional REIT sells a property, it will pay the Advisor a fee equal to 1.0% of the contract price for the property sold. As of September 30, 2007, the Advisor has not earned any asset management, acquisition or disposition fees with regard to Institutional REIT.

The Advisor may also earn success-based fees in connection with the listing of Institutional REIT’s shares of common stock or the sale of Institutional REIT’s assets. If Institutional REIT sells properties and receives proceeds enabling it to distribute to stockholders all of the capital stockholders invested plus an amount sufficient to provide stockholders with a cumulative, non-compounded annual return of 9.0%, the Advisor will be entitled to an incentive fee. This incentive fee will equal 8.0% of the net sales proceeds remaining only after Institutional REIT has made the distributions providing shareholders a complete return of capital and the 9.0% annual return. The Advisor may be entitled to a similar fee if the Advisory Agreement is terminated and the Advisor would have been entitled to participation in net sale proceeds had the portfolio been liquidated on the date of termination. Furthermore, if Institutional REIT lists its shares on a national securities exchange, the Advisor will be entitled to a fee. This fee will only be payable if the market value of Institutional REIT’s outstanding stock plus distributions paid prior to listing exceeds the sum of the amount of capital stockholders invested plus the amount that would be required to be paid to stockholders to provide a cumulative, non-compounded annual return of 9%. The fee would equal 8.0% of that excess and would be offset by any incentive fees previously paid. Further, if Institutional REIT pays this fee following a listing of shares, it will not be obligated to pay any further incentive fees to the Advisor. As of September 30, 2007, the Advisor has not earned any such fees with regard to Institutional REIT.

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

Dealer-manager fees apply only to the sale of shares in the primary offering and do not apply to the sale of shares under the dividend reinvestment plan. Dealer-manager fees are recorded when incurred, based on the sale of Institutional REIT’s shares of common stock, as a reduction to additional paid-in capital. As of September 30, 2007, WIS has not earned any such fees with regard to Institutional REIT.

Due to Affiliate

As of September 30, 2007, due to affiliate represents amounts due to the Advisor for general and administrative expenditures funded on behalf of Institutional REIT pursuant to the Advisory Agreement. The amounts funded by the Advisor on behalf of the Institutional REIT for general and administrative expenditures are non-interest bearing and have no specific maturity date; however, Institutional REIT intends to repay this amount upon commencing active operations.

Note Payable to Affiliate

As of September 30, 2007, note payable to affiliate represents a promissory note payable to the Advisor that bears interest at an annual rate of 6.35% and matures on March 28, 2008. Institutional REIT may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

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

Per the terms of Institutional OP’s limited partnership agreement, losses shall not be allocated to a limited partner to the extent that such allocation would cause a deficit in a limited partner’s capital account. Any losses in excess of this limitation shall be allocated to the general partner. For the nine months ended September 30, 2007, approximately $54,000 of minority interest in loss of operating partnership was allocated to the Advisor, which reduced its minority interest in Institutional OP to $0. As such, Institutional REIT, as the general partner, absorbed the remaining net loss of approximately $406,000.

5. STOCKHOLDER’S EQUITY

General

As of September 30, 2007, Institutional REIT had issued 100 shares of common stock to the Advisor.

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

Institutional REIT is authorized to issue one or more series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of September 30, 2007, Institutional REIT had issued no shares of preferred stock.

Independent Director Stock Option Plan

Institutional REIT has adopted an independent director stock option plan, which will be used to attract and retain qualified independent directors, subject to certain limitations. A total of 100,000 shares of common stock are authorized and reserved for issuance under the independent director stock option plan.

In addition to cash compensation, as long as certain requirements are met and upon the appointment of an independent director to Institutional REIT’s board, each independent director will receive a grant of options to purchase 2,500 shares of Institutional REIT’s common stock. Institutional REIT expects the initial grant of options to be anti-dilutive with an exercise price of $12.00 per share. Upon each subsequent re-election of the independent director to the board, he or she will receive a subsequent grant of options to purchase 1,000 shares of Institutional REIT’s common stock. The exercise price for the subsequent options will be the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date of grant. Fair market value is generally defined to mean (1) the closing sales price on the immediately preceding date on which sales were reported if the shares are listed on a securities exchange or are traded over the Nasdaq Global Market or (2) the mean between the bid and offered prices as quoted by Nasdaq for such immediately preceding trading date if the shares are not listed on a securities exchange or traded over the Nasdaq Global Market. However, if the conflicts committee of the board of directors determines that the fair market value of Institutional REIT’s shares is not properly reflected by such Nasdaq quotations, or if its shares are not quoted by Nasdaq, then the conflicts committee will determine fair market value in good faith.

No option issued may be exercised if such exercise would jeopardize Institutional REIT’s status as a REIT under the Internal Revenue Code. Institutional REIT may not grant options at any time when the issuance of the shares underlying the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to its advisor, directors, officers or any of their affiliates, would exceed 10% of Institutional REIT’s outstanding shares. The independent directors may not sell, pledge, assign or transfer their options other than by will or the laws of descent and distribution. As of September 30, 2007, Institutional REIT had not issued any options to purchase shares of common stock under this plan.

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

The maximum number of shares of common stock with respect to awards made under the long-term incentive plan when added to the number of shares of common stock subject to other awards outstanding and the number of shares of common stock previously issued with respect to awards granted under the long-term incentive plan shall not exceed 10% of Institutional REIT’s outstanding common stock on a fully diluted basis as of such date; provided, however, that such number of shares may not exceed 750,000 shares subject to certain provisions allowing for adjustment for changes in Institutional REIT’s capital structure. As of September 30, 2007, Institutional REIT had not granted any awards under the plan, and Institutional REIT had no timetable for the grant of any awards under the long-term incentive plan.

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

Future net income generated by Wells Real Estate Funds will be largely dependent upon the amount of fees earned by the Advisor and its affiliates based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Funds-sponsored investment products and the volume of future acquisitions and dispositions of real estate assets by Wells Real Estate Funds-sponsored programs as well as dividend income earned from equity interests in another REIT. In addition, Wells Real Estate Funds guarantees unsecured debt of $160 million held by another Wells Real Estate Funds-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, Institutional REIT believes that Wells Real Estate Funds is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

We are a newly organized Maryland corporation that intends to qualify as a REIT beginning with the year in which we commence active operations. During the period ended September 30, 2007, our attention focused primarily on our formation, the registration of our initial offering of shares to the public and preparing for active operations. The SEC declared the registration statement for our initial public offering effective on January 10, 2007 and our offering commenced January 16, 2007. As of September 30, 2007, we had not sold any shares of our common stock under our initial public offering. After the minimum subscription of 1,000,000 shares at $10.00 per share is achieved in our offering, subscription proceeds will be released to us and applied to investments in properties and other assets and the payment of other organization and offering expenses. As of September 30, 2007, we had neither purchased nor contracted to purchase any properties nor had we identified any assets in which there is a reasonable probability that we will invest.

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

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2007, net cash used in operating activities was approximately $0.3 million and represents payments for administrative costs. Our net cash used in operating activities was financed entirely by the Advisor. Net cash provided by financing activities was approximately $1.1 million for the nine months ended September 30, 2007 and represents borrowings from our Advisor. As of September 30, 2007, we held cash balances of approximately $0.9 million, and we owed the Advisor $0.8 million pursuant to a promissory note (described below) we executed in favor of the Advisor and $0.6 million for current and prior period operating expenditures funded on our behalf. The $0.6 million of general and administrative expenses funded by the Advisor is reimbursable by us to the Advisor under the Advisory Agreement. Amounts funded by the Advisor on our behalf for general and administrative expenses are non-interest bearing and have no maturity date; however, we intend to repay this amount upon commencing active operations.

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

As of September 30, 2007, the Advisor has incurred aggregate organization and offering expenses on our behalf of approximately $1.3 million. Under the terms of the Advisory Agreement, organization and offering costs are initially incurred by the Advisor. These organization and offering expenses include all expenses (other than the dealer manager fee and the deferred selling commissions) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees and amounts to reimburse the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Upon raising at least $10.0 million from the sale of common stock in our initial public offering, we will become obligated to reimburse the Advisor for organization and offering costs equal to the lesser of actual costs incurred or 1.0% of total gross offering proceeds raised. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds or if we do not raise at least $10.0 million in our initial public offering on or before January 10, 2008, offering costs will be incurred by the Advisor and not by us.

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

Results of Operations

We have not received and accepted the minimum subscription of $10.0 million in our initial public offering and, accordingly, did not engage in any significant operations during the nine months ended September 30, 2007. Our net loss for the nine months ended September 30, 2007 is primarily comprised of administrative costs related to directors and officers insurance premiums, directors fees, and other professional fees.

Our results of operations are not indicative of those expected in future periods. After raising equity proceeds under our initial offering, we expect to acquire interests in commercial real properties and to subsequently generate revenues, net of operating expenses, general and administrative expenses, and interest expense.

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and intend to operate as such beginning with the year in which we commence active operations. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, as defined in the Code, to stockholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate income tax rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

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

Assertion of Litigation Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, the Advisor, Leo F. Wells, III, and certain affiliates of Wells Real Estate Funds and certain officers and directors of Institutional REIT who formerly served as officers or directors of Piedmont REIT prior to the closing of the Piedmont REIT internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the court. The Advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by the Advisor or its affiliates could hinder their ability to successfully manage Institutional REIT’s operations and portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against the Advisor, Leo F. Wells, III, Douglas R. Williams, Randall D. Fretz, Donald A. Miller, Michael R. Buchanan, Richard W. Carpenter, Bud Carter, William H. Keogler, Jr., Donald S. Moss, Neil H. Strickland, W. Wayne Woody, and Robert E. Bowers. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the court granted the defendants’ motion for a protective order staying discovery until the court rules on an anticipated motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. The Advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by the Advisor or its affiliates could hinder their ability to successfully manage Institutional REIT’s operations and our portfolio of investments.

Commitments and Contingencies

As of September 30, 2007, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.3 million, of which we will reimburse the Advisor up to 1.0% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds, or if we are unable to raise a minimum of $10.0 million under our initial offering on or before January 10, 2008, we will not be obligated to reimburse the Advisor for such costs.

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

As of September 30, 2007, we had $0.8 million of fixed-rate debt outstanding. Our fixed-rate debt is in the form of a note payable to the Advisor. On March 28, 2007, we borrowed $0.8 million from the Advisor. We agreed to repay the outstanding principal and interest by March 28, 2008. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6.35% per annum. We may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt but has no impact on interest incurred or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, the Advisor had incurred organization and offering expenses on our behalf of approximately $1.3 million, of which we will reimburse the Advisor up to 1.0% of total gross capital raised from the sale of our common stock to the public. To the extent that organization and offering costs exceed 1.0% of gross offering proceeds, or if we are unable to raise a minimum offering amount on or before January 10, 2008, we will not be obligated to reimburse the Advisor for such costs.

If we have not sold all of the primary offering shares we have registered by January 10, 2009, we may extend the offering under rules promulgated by the SEC.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the third quarter of 2007.

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

INSTITUTIONAL REIT, INC. (Registrant)

Dated: November 7, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2007 FORM 10-Q OF

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